Form 10-Q
period 1998-06-30
SIMCALA INC
filed 1998-08-26
CIK 941174

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

  (MARK ONE)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

               OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                            TO
               ------------    ------------

                        COMMISSION FILE NUMBER:
                                                --------

                                  SIMCALA, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               34-1780941
  (State of incorporation)                                    (I.R.S. Employer
                                                            Identification No.)

                             OHIO FERRO ALLOYS ROAD
                            MT. MEIGS, ALABAMA 36057
                    (Address of principal executive offices)
                                 (334) 215-7560
                         (Registrant's telephone number)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

    The number of shares of the registrant's Common Stock outstanding as of August 26, 1998 was 10,889.

================================================================================

                        PART I - FINANCIAL INFORMATION*

                         Item 1. Financial Statements





















    * As used in this Form 10-Q, unless the context otherwise requires, "SAC" refers to SAC Acquisition Corp., "Predecessor" refers to SIMCALA, Inc. in respect of periods prior to the Acquisition (as defined herein), and the
                "Company" refers to the registrant, SIMCALA, Inc.

                                  SIMCALA, INC.
                            CONDENSED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
ON MARCH 31, 1998, SAC ACQUIRED ALL OF THE OUTSTANDING CAPITAL STOCK OF THE COMPANY. THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD ASSETS ACQUIRED AND LIABILITIES ASSUMED. THE ALLOCATION OF THE PURCHASE PRICE AND ACQUISITION COSTS TO THE ASSETS ACQUIRED AND LIABILITIES ASSUMED IS PRELIMINARY AND IS SUBJECT TO CHANGE PENDING FINALIZATION OF EXPENSES ASSOCIATED WITH THE TRANSACTION. AS A RESULT OF PURCHASE ACCOUNTING, THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THE FINANCIAL STATEMENTS REPORT FINANCIAL POSITION, RESULTS OF OPERATIONS, AND CASH FLOWS OF THESE TWO SEPARATE ENTITIES. THE CONDENSED BALANCE SHEET AS OF DECEMBER 31, 1997 WAS DERIVED FROM AUDITED FINANCIAL STATEMENTS AS OF SUCH DATE.

                                                                 COMPANY          PREDECESSOR
                                                                 -------          -----------
                                                                 June 30,         December 31,
ASSETS                                                             1998               1997
--------------------------------------------------------------------------------------------------
                                                                (unaudited)
Current Assets
       Cash and cash equivalents                                    $ 20,030              $   635
       Accounts receivable, net of allowance for doubtful
        accounts of $- at June 30, 1998 and $77 at                     5,791                5,830
        December 31, 1997
       Other receivables                                               1,007                    -
       Inventories                                                     2,400                2,664
       Deferred income taxes                                           2,246                1,288
       Other current assets                                              292                  128
--------------------------------------------------------------------------------------------------
Total Current Assets                                                  31,766               10,545

Property, Plant and Equipment, net of accumulated
       depreciation of $926 and $4,045, at June 30, 1998
       and December 31, 1997, respectively                            53,384               22,448
Intangible Assets, net of accumulated amortization of $509
       and $540, at June 30, 1998 and December 31, 1997,
       respectively                                                   37,759                  670
=================================================================================================
Total Assets                                                        $122,909              $33,663
=================================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------------------------
Current Liabilities
       Accounts payable and accrued expenses                        $ 10,056              $ 6,125
       Current maturities of long-term debt                               79                2,341
       Income taxes payable                                                -                1,194
-------------------------------------------------------------------------------------------------
Total Current Liabilities                                             10,135                9,660

Long Term Debt - Net of Current Portion                               81,067               12,763
Deferred Income Taxes                                                 13,339                2,964
-------------------------------------------------------------------------------------------------
Total Liabilities                                                    104,541               25,387
-------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 5)

STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------------------------
Common Stock, 20,000 shares authorized - 10,889 and 10,000 shares issued and outstanding, at June 30, 1998 and
        December 31, 1997, respectively,
        par value $.01 per share                                           -                    -
Additional Paid-in Capital                                            18,807                2,250
Retained Earnings                                                       (439)               6,026
-------------------------------------------------------------------------------------------------
      Total Stockholder's Equity                                      18,368                8,276
-------------------------------------------------------------------------------------------------

Total Liabilities and Stockholder's Equity                          $122,909              $33,663
=================================================================================================




See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

ON MARCH 31, 1998, SAC ACQUIRED ALL OF THE OUTSTANDING CAPITAL STOCK OF THE COMPANY. THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD ASSETS ACQUIRED AND LIABILITIES ASSUMED. THE ALLOCATION OF THE PURCHASE PRICE AND ACQUISITION COSTS TO THE ASSETS ACQUIRED AND LIABILITIES ASSUMED IS PRELIMINARY AND IS SUBJECT TO CHANGE PENDING FINALIZATION OF EXPENSES ASSOCIATED WITH THE TRANSACTION. AS A RESULT OF PURCHASE ACCOUNTING, THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THE FINANCIAL STATEMENTS REPORT FINANCIAL POSITION, RESULTS OF OPERATIONS, AND CASH FLOWS OF THESE TWO SEPARATE ENTITIES.


                                                   COMPANY                         PREDECESSOR
                                                 ------------     --------------------------------------------
                                                 Three Months     Three Months     Three Months     Six Months
                                                    Ended             Ended            Ended           Ended
                                                   June 30,         March 31,         June 30,       June 30,
                                                     1998              1998             1997           1997
-------------------------------------------------------------     -----------      ------------     ----------
Net Sales                                           $ 14,918        $ 14,854         $ 15,143         $30,798
Cost of Goods Sold                                    13,022          11,679           12,403          24,627
------------------------------------------------------------        --------         --------         -------
       Gross Profit                                    1,896           3,175            2,740           6,171
Selling, General and Administrative Expenses             826           3,824              685           1,366
------------------------------------------------------------        --------         --------         -------
       Operating (Loss) Income                         1,070            (649)           2,055           4,805
Interest Expense                                       1,899             314              447             862
Other Income, Net                                        344             282               33              63
------------------------------------------------------------        --------         --------         -------
       Earnings (Loss) before Income Taxes              (485)           (681)           1,641           4,006
Income Tax (Benefit) Provision                           (46)           (100)             558           1,362
------------------------------------------------------------        --------         --------         -------
       Net Income (Loss)                            $   (439)       $   (581)        $  1,083         $ 2,644
============================================================        ========         ========         =======





See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

ON MARCH 31, 1998, SAC ACQUIRED ALL OF THE OUTSTANDING CAPITAL STOCK OF THE COMPANY. THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD ASSETS ACQUIRED AND LIABILITIES ASSUMED. THE ALLOCATION OF THE PURCHASE PRICE AND ACQUISITION COSTS TO THE ASSETS ACQUIRED AND LIABILITIES ASSUMED IS PRELIMINARY AND IS SUBJECT TO CHANGE PENDING FINALIZATION OF EXPENSES ASSOCIATED WITH THE TRANSACTION. AS A RESULT OF PURCHASE ACCOUNTING, THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THE FINANCIAL STATEMENTS REPORT FINANCIAL POSITION, RESULTS OF OPERATIONS, AND CASH FLOWS OF THESE TWO SEPARATE ENTITIES.

                                                                 COMPANY                  PREDECESSOR
                                                             --------------   ---------------------------------------
                                                              Three Months      Three         Three             Six
                                                             Ended June 30,     Months       Months           Months
                                                                  1998          Ended       Ended June         Ended
                                                                              March 31,      30, 1997        June 30,
Cash Flows from Operating Activities                                             1998                          1997
---------------------------------------------------------------------------   ---------------------------------------
Net (loss) income                                              $  (439)        $  (581)        $ 1,083        $ 2,644
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation and amortization                                   926             471             433            857
   Deferred income taxes                                             -             800              71             71
   Noncash stock option compensation                                 -             904               -              -
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                       25              21             125           (866)
   (Increase) decrease in other receivables                      1,800          (2,807)              -              -
   (Increase) decrease in inventories                              471            (207)           (229)           (95)
   Decrease (increase) in other assets                             257             202          (2,320)        (1,947)
   Decrease in accounts payable
       and other accrued expenses                                  184           2,365           2,336          1,742
----------------------------------------------------------------------         --------------------------------------
Net cash provided by operating activities                        3,224           1,168           1,499          2,406
----------------------------------------------------------------------         --------------------------------------
Cash Flows used in Investing Activities
  Purchase of property, plant and equipment                     (1,235)         (1,184)           (754)        (1,193)
----------------------------------------------------------------------         --------------------------------------

Cash Flows from Financing Activities
Repayment under line of credit, net                                  -               -          (2,806)        (2,744)
Redemption of preferred stock                                        -               -          (1,770)        (1,770)
Net borrowings (repayment) of long-term debt                       (16)             39           3,678          3,583
----------------------------------------------------------------------         --------------------------------------
Net cash provided by (used in) financing activities                (16)             39            (898)          (931)
----------------------------------------------------------------------         --------------------------------------

Increase in Cash and Equivalents                                 1,973              23            (153)           282
Cash and Equivalents at Beginning of Period                     18,057             635             621            186
----------------------------------------------------------------------         --------------------------------------
Cash and Equivalents at End of Period                          $20,030         $   658         $   468        $   468
======================================================================         ======================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
   Interest                                                    $   139         $   161         $   239        $   576
                                                               =======         =======         =======        =======

   Income taxes                                                $     -         $   112         $   184        $   184
                                                               =======         =======         =======        =======


See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND OPERATIONS

On March 31, 1998, SAC Acquisition Corp. ("SAC"), a subsidiary of SIMCALA Holdings, Inc. ("Holdings") purchased all of the outstanding common stock of SIMCALA, Inc. ("SIMCALA" or the "Company") (the "Acquisition"). On such date, SAC was merged into SIMCALA. Holdings and SAC conducted no significant business other than in connection with the Acquisition.

The Company is a producer of silicon metal for sale to the aluminum and silicone industries. The Company sells to customers in the metal industry who are located primarily throughout the United States. Credit is extended based on an evaluation of the customer's financial condition. During 1997, three customers accounted for 29%, 24%, and 16% of net sales. During the three months ended June 30, 1998, three customers accounted for 40%, 16%, and 14% of net sales. At June 30, 1998 and December 31, 1997, three customers accounted for 45%, 11%, and 8% and 31%, 26% and 12%, respectively, of outstanding receivables. The Company maintains credit insurance for all customer accounts receivable.

The Acquisition of the Predecessor for approximately $65.5 million in cash, including approximately $6 million for fees and other costs directly associated with the Acquisition, has been accounted for as a purchase. The Acquisition was financed through the issuance of senior notes in the amount of $75,000,000 (see
Note 4 to the Condensed Financial Statements) and equity contributed of $22,000,000. Accordingly, purchase price has been allocated to the identifiable assets and liabilities based on fair values at the acquisition date. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary at June 30, 1998, and is subject to change pending the finalization of expenses related to the Acquisition. Management does not expect such adjustments to be material. The excess of the purchase price over the fair value of the identifiable net assets in the amount of $35.0 million has been classified as goodwill. Additionally, the effect of the carryover basis of senior management of $3.2 million has been considered in the allocation of the purchase price. The carryover basis adjustment results from the application of Emerging Issues Task Force ("EITF") Consensus No. 88-16, "Basis in Leveraged Buyout Transactions," allocated to property, plant and equipment and goodwill based upon the March 31, 1998 balances.

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that the Predecessor interim condensed financial statements be read in conjunction with the Predecessor's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

The condensed financial statements included herein for the periods prior to March 31, 1998, represent the Predecessor's results of operations and cash flows prior to the Acquisition and consequently, are stated on the Predecessor's historical cost basis. The condensed financial statements as of June 30, 1998, and for the three months then ended, reflect the adjustments which were made to record the Acquisition. Accordingly, the financial statements of the Predecessor for the periods prior to March 31, 1998 are not comparable in all material respects with the financial statements subsequent to the Acquisition date. The most significant differences relate to amounts recorded for property, plant and equipment, intangibles and debt which will result in increased cost of sales, amortization, depreciation and interest expense in the three months ended June 30, 1998 and in future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company's and the Predecessor's accounting policies, please refer to the Company's Registration Statement No. 333-53791 filed on July 27, 1998 with the Securities and Exchange Commission on Form S-1.

New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way the public business enterprises report information about operating segments in interim financial reports issued to shareholders. The Company adopted SFAS 130 and SFAS 131 effective January 1, 1998. The adoption of these standards did not have an effect on its financial statements. Comprehensive income equals net income for the three months ended June 30, 1998, the three months ended March 31, 1998 and the three and six months ended June 30, 1997. The Company did not have accumulated other comprehensive income as of June 30, 1998 or December 31, 1997.

3. INVENTORIES

Inventories consist of the following (in thousands of dollars):

                                      Company         Predecessor
                                  ---------------   ---------------
                                     June 30,        December 31,
                                       1998              1997
                                  ---------------   ---------------
Raw Materials                              $  788            $  948

Finished Goods                              1,316             1,420

Supplies                                      296               296
                                  ===============   ===============
                                           $2,400            $2,664
                                  ===============   ===============



4. LONG-TERM DEBT

As of June 30, 1998, long-term debt consists of the following (in thousands of dollars):


Senior Notes which bear interest at 9 5/8% and are due April 2006                $75,000

Industrial development bonds which bear interest
at a variable rate.  At June 30, 1998, the
interest rate was 5.75%.  The bonds mature on
December 1, 2019.  Bonds and applicable
interest are secured by a letter of credit                                         6,000

Various capital leases payable at interest rates of
9.91% to 10.0% expiring at various dates through 1999.
Aggregate monthly payments approximate $6000                                         146
                                                                            ------------
                                                                                  81,146
Less current portion                                                                 (79)
                                                                            ============
Long-term debt                                                                   $81,067
                                                                            ============




The Senior Notes (the "Notes") mature on April 15, 2006, unless previously redeemed. Interest on the Notes is payable semiannually on April 15 and October 15, commencing October 15, 1998. The Notes are redeemable at the option of the Company, in whole or in part, on or after April 15, 2002, at the redemption price, plus accrued interest and liquidated damages, as defined, if any. The Notes are generally unsecured obligations of the Company and rank senior to all existing and future subordinated indebtedness of the Company.

In connection with the Acquisition, the Company entered into a credit facility which provides availability for revolving borrowings and letters of credit in an aggregate amount of up to $15,000,000 (the "Revolving Credit Facility"). The Revolving Credit Facility expires in March 2003. At June 30, 1998, $6.1 million was outstanding under the Revolving Credit Facility.

The Notes and the Revolving Credit Facility contain a number of covenants, including, among others, covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness (including contingent obligations); the creation of liens; substantially changing the nature of its business; the consummation of certain transactions such as dispositions of substantial assets, mergers or consolidations; the making of certain investments and loans; the making of dividends and other distributions; the prepayment of indebtedness; transactions with affiliates; agreeing to certain restrictions on its actions (including agreeing not to grant liens); and limitations on sale leaseback transactions. In addition, the Revolving Credit Facility contains affirmative covenants including, among others, requirements regarding compliance with laws; preservation of corporate existence; maintenance of insurance; payment of taxes and other obligations; maintenance of properties; environmental compliance; the keeping of the books and records; the maintenance of intellectual property; and the delivery of financial and other information to the agent and the lenders under the Revolving Credit Facility.

The Company is required to comply with certain financial tests and maintain certain financial ratios. Certain of these test and ratios include: (i) maintaining a minimum net worth; (ii) maintaining a maximum ratio of indebtedness to EBITDA; and (iii) maintaining a minimum ratio of EBITDA to interest expense.

Credit extended under the Revolving Credit Facility is secured by substantially all of the Company's assets and the real and personal property used in the Company's operations.

The Company is a party to a capital lease for land and buildings at its manufacturing facility in Mt. Meigs, Alabama (the "Lease"). The Lease is with the Industrial Development Board ("IDB") for the city of Montgomery. Rental payments of $2,000 a year are required and the term of the Lease expires June 1, 2010. The Lease contains a bargain purchase option whereby the property can be purchased from the IDB for $1.

5. COMMITMENTS AND CONTINGENCIES

As of June 30, 1998, the Company had entered into contracts totaling approximately $1.0 million for the construction of certain production equipment and had a commitment to purchase lumber totaling approximately $145,000.

The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the financial statements.

6. PRO FORMA DATA
The following unaudited pro forma financial data has been prepared assuming that the Acquisition was consummated on January 1, 1997. This pro forma financial data is presented for informational purposes and is not necessarily indicative of the operating results that would have occurred had the Acquisition been consummated on January 1, 1997, nor is it necessarily indicative of future operations (in thousands of dollars).

                        Three Months       Six Months    Three months     Six Months
                            Ended            Ended          Ended           Ended
                       March 31, 1998    June 30, 1998  June 30, 1997   June 30, 1997
Net Sales                      $14,854         $29,772        $15,143         $30,798

Net Income (Loss)              $(2,378)        $(2,622)       $  (758)        $(1,058)







7. RELATED PARTY TRANSACTIONS

In connection with the Acquisition, the Company entered into a consulting agreement with CGW Southeast Management III, L.L.C. ("CGW Management") whereby the Company pays a monthly retainer fee of $15,000 for financial and management consulting services. In addition, the Company pays a fee to CGW Management at the end of each year which is based on the profits generated by the Company during the year. The consulting agreement expires in 2003.

8.    SUPPLEMENTAL CASH FLOW INFORMATION

The following is the sources and uses of cash associated with the Acquisition (in thousands of dollars):

Sources of Funds Received for the Acquisition:
Notes sold in the offering                               $75,000
Equity contribution                                       22,000
                                                      ==========
                                                         $97,000
                                                      ==========

Uses of Funds for the Acquisition:
The Acquisition                                          $65,533
Repayment of indebtedness                                  9,159
Transaction fees and expenses                              4,886
General corporate purposes                                17,422
                                                      ==========
                                                         $97,000
                                                      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

On March 31, 1998, SIMCALA Holdings, Inc. ("Holdings"), through its wholly-owned subsidiary, SAC Acquisition Corp. ("SAC"), acquired all of the outstanding shares of common stock of SIMCALA, Inc. ("SIMCALA" or the "Company"). On such date, SAC was merged into SIMCALA (the "Acquisition"). SIMCALA, as the surviving corporation in the Acquisition, became a wholly-owned subsidiary of Holdings.

The following is a discussion of the Company's results of operations. The discussion is based upon (a) the three month period ended June 30, 1998 in comparison to the three month period ended June 30, 1997 and (b) the three month period ended June 30, 1998 plus the three month period ended March 31, 1998, in comparison to the six month period ended June 30, 1997.

RESULTS OF OPERATIONS


The table below sets forth certain income and expense items and the percentage that such items increased or decreased in 1998 when compared to the corresponding period in 1997.

                  (IN THOUSANDS OF DOLLARS, EXCEPT PERCENTAGES)





                                                                                        % Increase
                                                                                        (Decrease)
                                                Quarter Ended     Quarter Ended         from Prior
                                                June 30, 1998     June 30, 1997           Period
                                                -------------     -------------           ------

Net sales                                           $ 14,918         $15,143              (1.5)%
Cost of goods sold                                    13,022          12,403               5.0%
                                                    --------         -------
Gross profit                                           1,896           2,740             (31.0)%
Selling, general and administrative expenses             826             685              20.8%
                                                    --------         -------
Operating income (loss)                                1,070           2,055             (48.0)%
Interest expense                                       1,899             447             324.8%
Other income, net                                        344              33             942.4%
                                                    --------         -------
Earnings (loss) before income taxes                     (485)          1,641            (129.5)%
Income tax (benefit) provision                           (46)            558            (108.8)%
                                                    --------         -------
Net income (loss)                                   $   (439)        $ 1,083             (41.9)%
                                                    ========         =======

The table below sets forth certain of the Company's statement of operations information as a percentage of net sales during the three months ended June 30, 1998 and 1997:

                  (IN THOUSANDS OF DOLLARS, EXCEPT PERCENTAGES)


                                                           Quarter Ended              Quarter Ended
                                                           June 30, 1998              June 30, 1997
                                                           -------------              -------------

Net sales                                                      100.0%                     100.0%
Cost of goods sold                                              87.3                       81.9
                                                               -----                      -----
Gross profit                                                    12.7                       18.1
Selling, general and administrative expenses                     5.5                        4.5
                                                               -----                      -----
Operating income (loss)                                          7.2                       13.6
Interest expense                                                12.7                        3.0
Other income, net                                                2.3                        0.2
                                                               -----                      -----
Earnings (loss) before income taxes                             (3.2)                      10.8
Income tax (benefit) provision                                  ( .3)                       3.7
                                                               -----                      -----
Net income (loss)                                               (2.9)%                      7.1%
                                                               =====                      =====



THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997


NET SALES

Net sales decreased $0.2 million, or 1.5 %, to $14.9 million in the second quarter of 1998 from $15.1 million in the second quarter of 1997. This decline was due principally to decreased selling prices in the secondary aluminum silicon metal markets coupled with a very slight decrease in tons sold in the quarter. Production of silicon metal in the second quarter of 1998 was 9,470 metric tons, compared with 9,297 metric tons produced in the same period in 1997.

GROSS PROFIT

Gross profit decreased $0.8 million, or 31.0%, to $1.9 million in the second quarter of 1998 from $2.7 million in the second quarter of 1997. The gross profit margin decreased to 12.7% in the second quarter of 1998 from 18.1% in the second quarter of 1997. These decreases were principally due to the sales impacts discussed above coupled with higher depreciation costs associated with the Acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $0.1 million, to $0.8 million in the second quarter of 1998 from $0.7 million in the second quarter of 1997. The increase was primarily due to additional expenses associated with new management fee arrangements and new employee compensation incentive programs which were put into place as a result of the Acquisition.

OPERATING INCOME

Income from operations decreased $1.0 million to $1.1 million in the second quarter of 1998 from $2.1 million in the second quarter of 1997, while the operating margin decreased to 7.2 percent from 13.6 percent for the same periods.

INTEREST EXPENSE

Interest expense increased $1.5 million to $1.9 million in the second quarter of 1998 from $0.4 million in the second quarter of 1997. The significant change in interest expense resulted from the increased debt associated with the Acquisition.

OTHER INCOME - NET

Other income - net increased $311,000 to $344,000 in the second quarter of 1998 from $33,000 in the second quarter of 1997. The increase in income was primarily due to increased interest income as the result of excess cash received from the Acquisition.

INCOME TAX PROVISION

The provision for income taxes decreased to a benefit of $46,000 in the second quarter of 1998 from a provision of $558,000 in the second quarter of 1997. This decrease was primarily due to the decrease in taxable income from $1.6 million in the second quarter of 1997 to a loss of $0.5 million in the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

GENERAL

The condensed financial statements included herein for the periods prior to March 31, 1998, represent the Predecessor's results of operations and cash flows prior to the Acquisition and consequently, are stated on the Predecessor's historical cost basis. The condensed financial statements as of June 30, 1998, and for the three months then ended, reflect the adjustments which were made to record the Acquisition. Accordingly, the financial statements of the Predecessor for the periods prior to March 31, 1998 are not comparable in all material respects with the financial statements subsequent to the Acquisition date. The most significant differences relate to amounts recorded for property, plant and equipment, intangibles and debt which will result in increased cost of sales, amortization, depreciation and interest expense in the three months ended June 30, 1998 and in future periods.


NET SALES

Net sales decreased $1.0 million, or 3.3%, to $29.8 million in the first six months of 1998 from $30.8 million in the first six months of 1997. This decrease was due principally to a decrease in selling prices in secondary aluminum silicon metal markets coupled with slightly lower sales volume. Production in the first six months of 1998 was 18,579 metric tons, compared with 18,373 metric tons produced in the same period in 1997.

GROSS PROFIT

Gross profit decreased $1.1 million, or 17.8%, to $5.1 million in the first six months of 1998 from $6.2 million in the first six months of 1997. At the same time, the gross profit margin decreased to 17.0% from 20.0%. These decreases were principally due to decreased selling prices in secondary aluminum silicon metal markets coupled with higher depreciation and amortization expenses resulting from the Acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $3.3 million to $4.7 million in the first six months of 1998 from $1.4 million in the first six months of 1997. The increase was due to a bonus of $1.5 million paid to management related to the exercise of options and the recognition of compensation expense of $0.9 million related to certain stock options during the quarter ended March 31, 1998. In addition, the Company incurred increases in management fees and compensation expense related to the Acquisition.

OPERATING INCOME

Income from operations decreased $4.4 million to $0.4 million in the first six months of 1998 from $4.8 million in the first six months of 1997. At the same time, the operating margin decreased to 1.4 percent from 15.6 percent for the same periods. Excluding the bonus costs discussed above recorded in the first quarter of 1998, income from operations decreased $2.9 million, or 60.0 percent, to $1.9 million in the first six months of 1998 from $4.8 million in the first six months of 1997, while the operating margin decreased to 6.5 percent from
15.6 percent for the same periods.

INTEREST EXPENSE

Interest expense increased $1.3 million to $2.2 million for the first six months of 1998 from $0.9 million in the first six months of 1997. The increase resulted from substantially higher debt levels in the second quarter of 1998 associated with the Acquisition.

OTHER INCOME - NET

Other income - net increased $0.5 million to $0.6 million in the first six months of 1998 from $0.1 million in the first six months of 1997 primarily due to increased benefits associated with the State of Alabama's Mercedes Act which allows the Company to recognize the state taxes withheld from employees as income. This increased benefit resulted from state tax withholdings recognized in the period for compensation related to stock options exercised by certain managers in connection with the Acquisition.


INCOME TAX PROVISION

The provision for income taxes decreased to a benefit of $0.1 million in the first six months of 1998 from a provision of $1.4 million in the first six months of 1997. This decrease was primarily due to the decrease in taxable income from $4.0 million in the first six months of 1997 to a loss of $1.2 million in the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations, borrowings under its secured credit facility and a portion of the net proceeds from the offering of its 9 5/8% Senior Notes due 2006 (the "Notes"). The Company's principal uses of liquidity are to fund operations, meet debt service requirements and finance the Company's planned capital expenditures, including the construction of a fourth smelting furnace.

The Company's cash flows from its operations are influenced by selling prices of its products and raw materials costs, and are subject to moderate fluctuation due to market supply factors driven by imports. The Company's silicon metal business experiences price fluctuations principally due to the competitive nature of one of its markets, the secondary aluminum market. Historically, the Company's microsilica business has been affected by the developing nature of the markets for this product. Average transaction selling prices for the Company's microsilica in the second quarter of 1998 were slightly below the average transaction selling prices at the end of the second quarter of 1997.

Cash and cash equivalents at June 30, 1998 increased significantly from December 31, 1997, to $20.0 million from $0.6 million. Approximately $17.0 million of this increase is related to excess borrowings as of the Acquisition date. These funds will be used by the Company to fund part of the construction cost of a fourth smelting furnace. The remaining increase in cash results from normal operations of the Company coupled with the timing of payment of a recurring liability of the Company.

Depreciation and amortization for the second quarter of 1998 increased to $1.4 million from $0.8 million in the second quarter of 1997. The increase primarily resulted from a significant increase in depreciation related to the step-up of assets associated with the Acquisition. In addition, amortization expense increased significantly due to the amortization of the goodwill recorded as a result of the Acquisition as well as debt issuance costs also related to the Acquisition.

For the six months ended June 30, 1998 and June 30, 1997, net cash provided by operating activities was $4.4 million and $2.4 million, respectively. This increase resulted primarily from a decrease in other assets. Net cash used in investing activities increased to $2.4 million for the six months ended June 30, 1998 from $1.2 million for the six months ended June 30, 1997. This increase was primarily a result of the Company purchasing additional production equipment. Net cash provided by financing activities was $23,000 for the six months ended June 30, 1998 as compared to net cash used in financing activities of $931,000 for the six months ended June 30, 1997. This change was principally a result of debt refinancing in the second quarter of 1997.

For the three months ended June 30, 1998 and June 30, 1997, net cash provided by operating activities was $3.2 million and $1.5 million, respectively. This increase resulted primarily from collection of a receivable related to tax withholdings on compensation from the exercise of stock options in 1998. Net cash used in investing activities increased to $1.2 million for the three months ended June 30, 1998 from $.8 million for the three months ended June 30, 1997. This increase was primarily a result of the Company purchasing additional production equipment Net cash used in financing activities decreased to $16,000 for the three months ended June 30, 1998 from $898,000 for the three months ended June 30, 1997. This decrease was principally a result of debt refinancing in the second quarter of 1997.

In connection with the Acquisition, the Company replaced its existing credit facility with a new credit facility (the "Credit Facility") providing availability for revolving borrowings and letters of credit in an aggregate principal amount of up to $15.0 million (of which $6.1 million is reserved for support of a letter of credit issued in connection with the industrial revenue bond financing of the Company). As of June 30, 1998, the Company had $15.0 million of availability under the Credit Facility (as such availability is reduced by the $6.1 million letter of credit thereunder).

Ongoing interest payments on the 9 5/8% Senior Notes due 2006 (the "Notes") represent significant liquidity requirements for the Company. With respect to the $75.0 million borrowed under the Notes, the Company will be required to make semi-annual interest payments of approximately $3.6 million over the life of the Notes.

With respect to ongoing capital spending, the Company expects to spend approximately $3.0 million to $4.0 million annually to properly maintain its furnaces and other production facilities. In addition, the Company intends to add a fourth smelting furnace over the next two years from proceeds of the Notes together with internally generated cash flow. The Company estimates that construction of the furnace will cost a total of approximately $25.0 million.

As of June 30, 1998, the Company had entered into contracts totaling approximately $1.0 million for the construction of certain production equipment and had a commitment to purchase lumber totaling approximately $145,000.

The Company's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with availability under the Credit Facility, will be adequate to meet the Company's future liquidity needs for at least the next two years. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs, including the construction of a fourth smelting furnace. In addition, the Company may need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

Moreover, the agreement governing the Credit Facility (the "Credit Agreement") imposes restrictions on the Company's ability to make capital expenditures, and both the Credit Agreement and the indenture governing the Notes (the "Indenture") limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in acquisitions or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in the Indenture governing the Notes also impose restrictions on the operation of the Company's business.

YEAR 2000

The Company uses several application programs written over many years using two-digit year fields to define the applicable year, rather than four-digit year fields. Programs that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This misinterpretation of the year could result in an incorrect computation or a computer shutdown.

The Company has identified the systems that could be affected by the year 2000 issue and is developing a plan to resolve the issue. The plan contemplates, among other things, the replacement or modification of existing data processing systems as necessary. Management has estimated that the costs associated with the implementation of the plan to be approximately $50,000.

FORWARD-LOOKING INFORMATION

Certain of the matters discussed in the preceding pages, particularly regarding anticipating future financial performance, business prospects, growth and operating strategies, the effects of the Acquisition on the Company and similar matters, and those preceded by, followed by or that otherwise include the words "may," "would," "could," "will," "believes," "expects," "anticipates," "plans," "intends," "estimates," or similar expressions or variations thereof constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this document, affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: a decline in the demand for silicon metal; changes in the price of silicon metal; the inability of the Company, or its major customers or suppliers, to resolve the year 2000 issue in a manner that does not have a material adverse effect on the business, operations or revenues of the Company; an event requiring a redemption of the Notes; changes in accounting policies and practices; and other risks identified from time to time in the Company's SEC reports.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits.

(a)       Exhibits
          27 - Financial Data Schedule (for SEC use only).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               SIMCALA, Inc.
                                      ------------------------------------------
                                               (Registrant)




Date August 26, 1998                  /s/ R. Myles Cowan
     -----------------------          ------------------------------------------
                                      R. Myles Cowan
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting and Financial
                                      Officer)