Form 10-Q
period 1998-09-30
SIMCALA INC
filed 1998-11-16
CIK 941174

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER 0-29204

                                 SIMCALA, INC.
             (Exact name of Registrant as specified in its charter)

       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

             (Address of principal executive offices and zip code)

              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) and has been subject to such filing requirements for the past 90 days.

                       Yes  [X]                    No [ ]

     As of November 5, 1998, there were 4,980,703 outstanding shares of the Registrant's Common Stock, par value $.0001 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION*
























      * As used in this Form 10-Q, unless the context otherwise requires, "SAC" refers to SAC Acquisition Corp. "Predecessor" refers to SIMCALA, Inc. in respect of periods prior to the Acquisition (as defined herein), the "Company"
                    refers to the registrant, SIMCALA, Inc.

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

                                                                                 COMPANY             PREDECESSOR
                                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                                   1998                  1997
                                                                               (UNAUDITED)
ASSETS
Current Assets
       Cash and cash equivalents                                                $  18,967              $   635
       Accounts receivable, net of allowance for doubtful
         accounts of $0 at September 30, 1998 and $77 at                            6,167                5,830
          December 31, 1997
       Inventories                                                                  2,769                2,664
       Deferred income taxes                                                        2,876                1,288
       Other current assets                                                           259                  128
                                                                                ---------              -------
Total Current Assets                                                               31,038               10,545

Property, Plant and Equipment, net of accumulated
       depreciation of $1,945 and $4,045, at September 30, 1998
       and December 31, 1997, respectively                                         53,445               22,448
Intangible Assets, net of accumulated amortization of $1,080 and $540, at September 30, 1998 and December 31, 1997,
       respectively                                                                37,466                  670
                                                                                ---------              -------
Total Assets                                                                    $ 121,949              $33,663
                                                                                =========              =======

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
    Accounts payable and accrued expenses                                       $  10,413              $ 6,125
    Current maturities of long-term debt                                               79                2,341
    Income taxes payable                                                                                 1,194
                                                                                ---------              -------
Total Current Liabilities                                                          10,492                9,660
Long Term Debt - Net of Current Portion                                            81,051               12,763
Deferred Income Taxes                                                              13,339                2,964
                                                                                ---------              -------
Total Liabilities                                                                 104,882               25,387

Commitments and Contingencies

Stockholder's Equity
Common Stock, 20,000 shares authorized - 22,000 and 10,000 shares issued and outstanding, at September 30, 1998 and
           December 31, 1997, respectively,
           par value $.01 per share in 1997 and no par in 1998                         --                   --
Additional Paid-in Capital                                                         18,807                2,250
Retained Earnings                                                                  (1,740)               6,026
                                                                                ---------              -------
      Total Stockholder's Equity                                                   17,067                8,276
                                                                                ---------              -------

Total Liabilities and Stockholder's Equity                                      $ 121,949              $33,663
                                                                                =========              =======


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


                                                                COMPANY                             PREDECESSOR
                                                     -----------------------------   --------------------------------------------
                                                     Three Months     Six Months     Three Months   Three Months    Nine Months
                                                        Ended            Ended          Ended           Ended          Ended
                                                     September 30,   September 30,     March 31,     September 30,  September 30,
                                                         1998            1998            1998            1997           1997
Net Sales                                             $ 12,618        $ 27,536        $ 14,854        $ 15,920       $ 46,718
Cost of Goods Sold                                      12,211          25,233          11,679          12,270         36,897
                                                      --------        --------        --------        --------       --------
   Gross Profit                                            407           2,303           3,175           3,650          9,821
Selling, General and Administrative Expenses               613           1,439           3,824             746          2,112
                                                      --------        --------        --------        --------       --------
   Operating (Loss) Income                                (206)            864            (649)          2,904          7,709
Interest Expense                                         1,941           3,840             314             473          1,335
Other Income, Net                                          271             615             282              76            139
                                                      --------        --------        --------        --------       --------
   Earnings (Loss) before Income Taxes                  (1,876)         (2,361)           (681)          2,507          6,513
Income Tax (Benefit) Provision                            (575)           (621)           (100)          1,031          2,393
                                                      --------        --------        --------        --------       --------

   Net Income (Loss)                                  $ (1,301)       $ (1,740)       $   (581)       $  1,476       $  4,120
                                                      ========        ========        ========        ========       ========


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


                                                                COMPANY                             PREDECESSOR
                                                     -----------------------------   --------------------------------------------
                                                     Three Months     Six Months     Three Months   Three Months     Nine Months
                                                        Ended            Ended          Ended           Ended           Ended
                                                     September 30,   September 30,     March 31,     September 30,   September 30,
                                                         1998            1998            1998            1997            1997
----------------------------------------------------------------------------------   ------------   --------------   ------------
Cash Flows from Operating Activities:
Net income (loss)                                    $ (1,301)        $ (1,740)        $  (581)        $ 1,476         $ 4,120
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
   Depreciation and amortization                        1,528            2,962             533             454           1,311
   (Increase) decrease in deferred income taxes                           (630)            800                              71
   Noncash stock option compensation                                                       904              87              87
Change in assets and liabilities:
   (Increase) decrease in accounts receivable             631              656              21            (224)         (1,090)
   (Increase) decrease in other receivables                              1,800          (2,807)
   (Increase) decrease in inventories                    (369)             102            (207)           (190)           (285)
   Decrease (increase) in other assets                   (184)            (435)            140            (380)         (2,327)
   Decrease (increase) in accounts payable
       and other accrued expenses                        (273)             541           2,365             (95)          1,647
                                                     --------         --------         -------         -------         -------
Net cash provided by operating activities                  32            3,256           1,168           1,128           3,534
                                                     --------         --------         -------         -------         -------

Cash Flows used in Investing Activities:
  Purchase of property, plant and equipment            (1,079)          (2,314)         (1,184)           (311)         (1,504)
                                                     --------         --------         -------         -------         -------
Cash Flows from Financing Activities:
Redemption of preferred stock                                                                                           (1,770)
Repayment under line of credit, net                                                                       (500)         (3,244)
Net borrowings (repayment) of long-term debt              (16)             (32)             39            (607)          2,976
                                                     --------         --------         -------         -------         -------
Net cash provided by (used in)
  financing activities                                    (16)             (32)             39          (1,107)         (2,038)
                                                     --------         --------         -------         -------         -------

Increase (Decrease) in Cash and Equivalents            (1,063)             910              23            (290)             (8)

Cash and Equivalents:
  Beginning of Period                                  20,030           18,057             635             468             186
                                                     --------         --------         -------         -------         -------

  End of Period                                      $ 18,967         $ 18,967         $   658         $   178         $   178
                                                     ========         ========         =======         =======         =======

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                        $     86         $    225         $   161         $   497         $ 1,073
                                                     ========         ========         =======         =======         =======

     Income taxes                                    $     75         $     75         $   112         $    --         $   184
                                                     ========         ========         =======         =======         =======


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

         The Company is a producer of silicon metal for sale to the aluminum and silicone industries. The Company sells to customers in the metal industry who are located primarily throughout the United States. Credit is extended based on an evaluation of the customer's financial condition. During 1997, three customers accounted for 29%, 24%, and 16% of net sales. During the three months ended September 30, 1998, three customers accounted for 46.3%, 22.5%, and 8.8% of net sales. At September 30, 1998 and December 31, 1997, three customers accounted for 58.8%, 10.5%, and 7.5% and 31%, 26% and 12%, respectively, of outstanding receivables. The Company maintains credit insurance for all customer accounts receivable.

         The Acquisition of the Predecessor for approximately $65.5 million in cash, including approximately $5 million for fees and other costs directly associated with the Acquisition, has been accounted for as a purchase. The Acquisition was financed through the issuance of senior notes in the amount of $75,000,000 (see Note 4 to the Condensed Financial Statements) and equity contributed of $22,000,000. Accordingly, purchase price has been allocated to the identifiable assets and liabilities based on fair values at the acquisition date. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary at September 30, 1998, and is subject to change pending the finalization of expenses related to the Acquisition. Management does not expect such adjustments to be material. The excess of the purchase price over the fair value of the identifiable net assets in the amount of $35.0 million has been classified as goodwill. Additionally, the effect of the carryover basis of senior management of $3.2 million has been considered in the allocation of the purchase price. The carryover basis adjustment results from the application of Emerging Issues Task Force ("EITF") Consensus No. 88-16, "Basis in Leveraged Buyout Transactions," and is allocated to property, plant and equipment and goodwill based upon the March 31, 1998 balances.

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

         The condensed financial statements as of September 30, 1998, and for the six months then ended, reflect the adjustments which were made to record the Acquisition. Accordingly, the financial statements of the Predecessor for the periods prior to March 31, 1998 are not comparable in all material respects with the financial statements subsequent to the Acquisition date. The most significant differences relate to amounts recorded for property, plant and equipment, goodwill, and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the six months ended September 30, 1998 and in future periods.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         For a summary of the Company's and the Predecessor's accounting policies, please refer to the Company's Registration Statement No. 333-53791 filed on July 27, 1998 with the Securities and Exchange Commission on Form S-1.

         New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way the public business enterprises report information about operating segments in interim financial reports issued to shareholders. The Company adopted SFAS 130 and SFAS 131 effective January 1, 1998. The adoption of these standards did not have an effect on its financial statements. Comprehensive income equals net income for the three months ended September 30, 1998, the six months ended September 30,1998, the three months ended March 31, 1998 and the six and nine months ended September 30, 1997. The Company did not have accumulated other comprehensive income as of September 30, 1998 or December 31, 1997.

3.       INVENTORIES

         Inventories consist of the following (in thousands of dollars):


                                                 COMPANY           PREDECESSOR
                                              -------------       -------------
                                              September 30,       December 31,
                                                  1998                1997
                                              -------------       ------------
Raw Materials                                     $     959            $   948
Finished Goods                                        1,514              1,420
Supplies                                                296                296
                                                  ---------            -------

                                                  $   2,769            $ 2,664
                                                  =========            =======

4.       LONG-TERM DEBT

         As of September 30, 1998, long-term debt consists of the following (in thousands of dollars):

 Senior Notes which bear interest at 9 5/8% and are due April 2006                  $75,000
 Industrial development bonds which bear interest at a variable rate.
   At September 30, 1998, the interest rate was 5.45%.  The bonds mature on
   December 1, 2019.  Bonds and applicable interest are secured by a letter
   of credit                                                                          6,000
 Various capital leases payable at interest rates of 9.91% to 10.0%
   expiring at various dates through 1999.  Aggregate monthly payments
   approximate $6,000                                                                   130
                                                                                    -------
                                                                                     81,130
 Less current portion                                                                    79
                                                                                    -------

 Long-term debt                                                                     $81,051
                                                                                    =======

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

         In connection with the Acquisition, the Company entered into a credit facility which provides availability for revolving borrowings and letters of credit in an aggregate amount of up to $15,000,000 (the "Revolving Credit Facility"). The Revolving Credit Facility expires in March 2003. At September 30, 1998, $6.1 million was outstanding under the Revolving Credit Facility.

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

         During the quarter ended September 30, 1998, the Company reached agreement with BankAmerica to amend its Minimum Net Worth covenant. As a result of the amendment, the Company is in compliance with all loan covenants as of November 9, 1998.

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

                               THREE MONTHS           NINE MONTHS           THREE MONTHS          NINE MONTHS
                                   Ended                 Ended                  Ended                Ended
                               March 31, 1998      September 30, 1998     September 30, 1997    September 30, 1997
          Net Sales              $ 14,854              $ 42,390               $15,920              $  46,718

          Net Income (Loss)      $ (2,378)             $ (7,988)              $    72              $  (1,248)

6.       RELATED PARTY TRANSACTIONS

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

7.       SUPPLEMENTAL CASH FLOW INFORMATION

         Following are the sources and uses of cash associated with the Acquisition (in thousands of dollars):

           Sources of Funds Received for the Acquisition:
            Notes sold in the offering                                          $ 75,000
            Equity contribution                                                   22,000
                                                                                --------
                                                                                $ 97,000
                                                                                ========
           Uses of Funds for the Acquisition:
            The Acquisition                                                     $ 65,533
            Repayment of indebtedness                                              9,159
            Transaction fees and expenses                                          4,886
            General corporate purposes                                            17,422
                                                                                --------

                                                                                $ 97,000
                                                                                ========

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

         The following is a discussion of the Company's results of operations. The discussion is based upon (a) the three month period ended September 30, 1998 in comparison to the three month period ended September 30, 1997 and (b) the six month period ended September 30, 1998 plus the three month period ended March 31, 1998, in comparison to the nine month period ended September 30, 1997.

RESULTS OF OPERATIONS

         The table below sets forth certain income and expense items and the percentage that such items increased or decreased in 1998 when compared to the corresponding period in 1997.

                 (IN THOUSANDS OF DOLLARS, EXCEPT PERCENTAGES)



                                                                                                     %INCREASE
                                                                         QUARTER ENDED               (DECREASE)
                                                                         SEPTEMBER 30,                 FROM
                                                              ------------------------------           PRIOR
                                                                 1998                  1997            PERIOD
Net sales                                                     $ 12,618              $ 15,920           (20.7)%
Cost of goods sold                                              12,211                12,270            (0.6)%
                                                              --------              --------
Gross profit                                                       407                 3,650           (88.8)%
Selling, general and administrative expenses                       613                   746           (17.8)%
                                                              --------              --------
Operating income (loss)                                           (206)                2,904          (107.1)%
Interest expense                                                 1,941                   473           310.4 %
Other income, net                                                  271                    76           256.6 %
                                                              --------              --------
Earnings (loss) before income taxes                             (1,876)                2,507          (174.8)%
Income tax (benefit) provision                                    (575)                1,031          (155.8)%
                                                              --------              --------

Net income (loss)                                             $ (1,301)             $  1,476          (188.1)%
                                                              ========              ========

         The table below sets forth certain of the Company's statement of operations information as a percentage of net sales during the three months ended September 30, 1998 and 1997:


                                                                             QUARTER ENDED
                                                                             SEPTEMBER 30,
                                                                   ------------------------------
                                                                      1998                 1997
          Net sales                                                    100.0%               100.0%
          Cost of goods sold                                            96.8%                77.1%
                                                                   ---------              -------

          Gross profit margin                                            3.2%                22.9%
          Selling, general and administrative expenses                   4.9%                 4.7%
                                                                   ---------              -------

          Operating income (loss)                                       (1.7)%               18.2%
          Interest expense                                              15.4%                 3.0%
          Other income, net                                              2.1%                 0.5%
                                                                   ---------              -------

          Earnings (loss) before income taxes                          (15.0)%               15.7%
          Income tax (benefit) provision                                (4.6)%                6.5%
                                                                   ---------              -------

          Net income (loss)                                            (10.4)%                9.2%
                                                                   =========              =======

THREE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES

         Net sales decreased by $3.3 million in the third quarter of 1998, or
         20.7 percent, to $12.6 million from $15.9 million in the third quarter of 1997. This decline was due principally to decreased selling prices in the secondary aluminum silicon metal markets coupled with a decrease in tons sold in the quarter. Production of silicon metal in the third quarter of 1998 was 8,554 metric tons, compared with 9,866 metric tons produced in the same period in 1997. Production was lower due to a shutdown for planned furnace maintenance coupled with smelting inefficiencies in one of the Company's furnaces.

GROSS PROFIT

         Gross profit decreased by $3.2 million, or 88.8 percent, to $.4 million in the third quarter of 1998 as compared to $3.6 million in the third quarter of 1997. The gross profit margin, defined as gross profit as a percentage of net sales, decreased to 3.2 percent in the third quarter of 1998 from 22.9 percent in the third quarter of 1997. These decreases were principally due to decreased selling prices in secondary aluminum silicon metal markets coupled with higher depreciation and amortization expenses resulting from the Acquisition.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses decreased $.1 million, to $.6 million in the third quarter of 1998 as compared to $.7 million in the third quarter of 1997. The decrease is primarily due to recognition of stock option compensation expense in 1997 which was not recognized in 1998.

OPERATING INCOME

         As a result of the decrease in net sales as discussed above, income from operations decreased $3.1 million to $(.2) million in the third quarter of 1998 from $2.9 million in the third quarter of 1997, while the operating margin, defined as operating income (loss) as a percentage of net sales, decreased to (1.7) percent from 18.2 percent for the same periods.

INTEREST EXPENSE

         Interest expense increased $1.4 million to $1.9 million in the third quarter of 1998 from $.5 million in the third quarter of 1997. The significant change in interest expense resulted from the increased debt associated with the Acquisition.

OTHER INCOME - NET

         Other income - net increased $.2 million to $.3 million in the third quarter of 1998 from $76,000 in the third quarter of 1997. The increase in income is primarily due to increased interest income as the result of excess cash received from the Acquisition.

INCOME TAX (BENEFIT) PROVISION

         The provision for income taxes decreased to a benefit of $.6 million in the third quarter of 1998 from a provision of $1.0 million in the second quarter of 1996. This decrease is primarily due to the decrease in taxable income from $2.5 million in 1997 to a loss of $1.9 million in the third quarter of 1998.

NET INCOME (LOSS)

         Net loss for the third quarter of 1998 was $1.3 million compared to net income of $1.5 million for the third quarter of 1997. This decrease was primarily due to the decrease in net sales as discussed above as well as increased depreciation and amortization expenses resulting from the Acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

GENERAL

         The condensed financial statements included herein for the periods prior to March 31, 1998, represent the Predecessor's results of operations and cash flows prior to the Acquisition and consequently, are stated on the Predecessor's historical cost basis. The condensed financial statements as of September 30, 1998, and for the nine months then ended, reflect the adjustments which were made to record the Acquisition. Accordingly, the financial statements of the Predecessor for the periods prior to March 31, 1998 are not comparable in all material respects with the financial statements subsequent to the Acquisition date. The most significant differences relate to amounts recorded for property, plant and equipment, goodwill, and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the nine months ended September 30, 1998 and will result in such increases in future periods.

NET SALES

         Net sales decreased by approximately $4.3 million in the first nine months of 1998, or 9.3 percent, to $42.4 million from $46.7 million in the first nine months of 1997. This decrease is due principally to a decrease in selling prices in aluminum silicon metal markets coupled with lower sales volume. The lower sales volume resulted from lower production volume. Production in the first nine months of 1998 was 27.134 metric tons, compared with
         28.238 metric tons produced in the same period in 1997.

GROSS PROFIT

         Gross profit decreased by $4.3 million, or 44.2 percent, to $5.5 million in the first nine months of 1998 as compared to $9.8 million in the first nine months of 1997. At the same time, the gross profit margin decreased to 12.9 percent from 21.0 percent. These decreases were principally due to decreased selling prices in secondary aluminum silicon metal markets coupled with higher depreciation and amortization expenses resulting from the Acquisition.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased $3.2 million to $5.3 million in the first nine months of 1998 as compared to $2.1 million in the first nine months of 1997. The increase is due to a bonus paid to management related to the exercise of options of $1.5 million during the quarter ended March 31, 1998. In addition, the Company recognized compensation expense of $.9 million related to the exercise of stock options in the first quarter of 1998. The difference was further impacted by increases in management fees and compensation expense related to the Acquisition.

OPERATING INCOME

         As a result of the above comments, income from operations decreased $7.5 million to $.2 million in the first nine months of 1998 from $7.7 million in the first nine months of 1997. At the same time, the operating margin decreased to .5 percent from 16.5 percent for the same period last year. Excluding the bonus costs discussed above recorded in the first quarter of 1998, income from operations decreased $6.0 million, or 77.9 percent, to $1.7 million in the first nine months of 1998 from $7.7 million in the first nine months of 1997, while the operating margin decreased to 4 percent from 16.5 percent for the same period last year.

INTEREST EXPENSE

         Interest expense increased $2.9 million to $4.2 million for the first nine months of 1998 from $1.3 in the first nine months of 1997. The increase resulted form substantially higher debt levels beginning in the second quarter of 1998 associated with the Acquisition.

OTHER INCOME - NET

         Other income - net increased $.8 million to $.9 million in the first nine months of 1998 from $.1 million in the first nine months of 1997 due to increased benefits associated with the state of Alabama's Mercedes Act which allows the Company to recognize the state taxes withheld from employees as income coupled with higher interest income. The interest was earned on excess cash balances resulting from the Acquisition. This increased benefit resulted from state tax withholdings recognized in the period for compensation related to stock options exercised by certain managers in connection with the Acquisition.

INCOME TAX (BENEFIT) PROVISION

         The provision for income taxes decreased to a benefit of $.7 million in the first nine months of 1998 from a provision of $2.4 million in the first nine months of 1997. This decrease was primarily due to the decrease in taxable income from $6.5 million in 1997 to a loss of $3.0 million in 1998.

NET INCOME (LOSS)

         Net loss for the first nine months of 1998 was $3.1 million compared to net income of $4.1 million for the first nine months of 1997. This decrease was primarily due to the decrease in net sales as discussed above as well as increased depreciation and amortization expenses resulting from the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash flow from operations, borrowings under its secured credit facility and a portion of the net proceeds from the offering of its 9 5/8% Senior Notes due 2006 (the "Notes"). The Company's principal uses of liquidity are to fund operations, meet debt service retirements and finance the Company's planned capital expenditures, including the construction of a fourth smelting furnace.

         The Company's cash flows from its operations are influenced by selling prices of its products and raw materials costs, and are subject to moderate fluctuation due to market supply factors driven by imports. The Company's silicon metal business experiences price fluctuations principally due to the competitive nature of one of its markets, the secondary aluminum market. Historically, the Company's microsilica business has been affected the developing nature of the markets for this product. Average transaction selling prices for the Company's microsilica in the third quarter of 1998 were slightly below the average transaction selling princes at the end of the third quarter of 1997.

         Cash and cash equivalents at September 30, 1998 increased significantly from December 31, 1997, to $19.0 million from $0.6 million. Approximately $17.0 million of this increase is related to excess borrowings as of the Acquisition date. These funds will be used by the Company to fund part of the construction cost of a fourth smelting furnace. The remaining increase in cash results from normal operations of the Company coupled with the timing of payment of a recurring liability of the Company.

         Depreciation and amortization for the third quarter of 1998 totaled $1.5 million compared to $.5 million in the same quarter last year. The increase primarily results from a significant increase in depreciation which relates to the step-up of assets associated with the Acquisition. In addition, amortization expense increased significantly due to the amortization of the goodwill recorded as a result of the Acquisition as well as debt issuance costs also related to the Acquisition.

         For the nine months ended September 30, 1998 and September 30, 1997, net cash provided by operating activities was $4.4 million and $3.5 million, respectively. This increase resulted primarily from an increase in noncash expenses and collection of a large receivable offset by reduced net income. Net cash used in investing activities increased to $3.5 million for the nine months ended September 30, 1998 from $1.5 million for the nine months ended September 30, 1997. This increase was the result of higher capital spending. Net cash provided by financing activities was $7,000 for the nine months ended September 30, 1998 as compared to net cash used in financing activities of $2.0 million for the nine months ended September 30, 1997. This change was principally a result of no significant financing activity in 1998.

         For the three months ended September 30, 1998 and September 30, 1997, net cash provided by operating activities was $32,000 and $1.2 million, respectively. This decrease resulted primarily from a significant decrease in net income. Net cash used in investing activities increased to $1.1 million for the three months ended September 30, 1998 from $.3 million for the three months ended September 30, 1997. This increase was the result of higher capital spending. Net cash used in financing activities was $16,000 for the three months ended September 30, 1998 as compared to $1.1 million for the three months ended September 30, 1997. This change was principally a result of no required principal payments during the quarter ended September 30, 1998.

         In connection with the Acquisition, the Company replaced its existing credit facility with a new credit facility (the "Credit Facility") providing availability for revolving borrowings and letters of credit in an aggregate principal amount of up to $15.0 million (of which $6.1 million is reserved for support of a letter of credit issued in connection with the industrial revenue bond financing of the Company). As of September 30, 1998, the Company had $15.0 million of availability under the Credit Facility (as such availability is reduced by the $6.1 million letter of credit thereunder).

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

         Moreover, the agreement governing the Credit Facility (the " Credit Agreement") imposes restrictions on the Company's ability to make capital expenditures and both the Credit Agreement and the indenture governing the Notes ("the Indenture") limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in acquisitions or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in the Indentures governing the Notes also impose restrictions on the operation of the Company's business. During the quarter ended September 30, 1998, the Company reached agreement with BankAmerica to amend its' Minimum Net Worth covenant. As a result of the amendment, the Company is in compliance with all loan covenants as of November 9, 1998.

YEAR 2000

         The Company uses several application programs written over many years using two-digit year fields to define the applicable year, rather than four-digit year fields. Such programs may recognize a date using "00" as the year 1900 rather than the Year 2000. This misinterpretation of the year could result in an incorrect computation, a computer malfunction, or a computer shutdown.

         The Company has identified the systems that could be affected by the Year-2000 issue and has developed a plan to resolve the issue. The plan contemplates, among other things, the replacement or modification of certain data processing systems. Management has estimated that the costs associated with the implementation of the plan to be approximately $50,000 although no assurances can be given in this regard.

         The Company has also begun to review its top suppliers and customers to determine whether they have similar Year-2000 issues and, if so, when they will become Year-2000 compliant. This will allow the Company to determine whether the suppliers' and customers' Year-2000 problems will impede their ability to provide goods and services to the Company. An initial review has indicated that all of the Company's major suppliers and customers appear to be in the progress of resolving their Year-2000 issues and that they do not foresee any material problems.

         If the Company cannot successfully and timely resolve its Year-2000 issues, its business, results of operations and financial condition could be materially adversely effected. The Company has not developed a contingency plan in the event of a Year-2000 problem. However, based upon the results of the Company's internal review, it does not believe a contingency plan is necessary. The Company will, however, continue to evaluate the need for a contingency plan is necessary. The Company will, however, continue to evaluate the need for a contingency plan.

FORWARD LOOKING STATEMENTS

         Certain of the matters discussed in the preceding pages, particularly regarding anticipating future financial performance, business prospects, growth and operating strategies, the effects of the Acquisition on the Company and similar matters, and those preceded by, followed by or that otherwise include the words "may," "would," "could," "will," "believes," "expects," "anticipates, plans, intends, estimates, or similar expressions or variation thereof constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The following important facts, in addition to those discussed elsewhere in this document, may affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: the Company's significant leverage and debt service requirements; restrictive covenants in the Company's debt agreements; the loss of business from a key customer; the Company's dependence on its supply of electrical power; increasing levels of competition in the Company's industry; the maintenance of effective silicon metal anti-dumping legislation; changes in the demand for, and the pricing of, silicon metal; the Company's retention of key personnel; changes in the price of silicon metal; the inability of the Company, or its major customer or suppliers, to resolve the Year-2000 issue in a manner that does not have a material adverse effect on the business, operations or revenues of the Company; changes in accounting policies and practices; and other risks identified from time to time in the Company's SEC reports.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable

ITEM 2.  CHANGES IN SECURITIES.

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR NOTES.

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

ITEM 5.  OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27 Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         Not applicable

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SIMCALA, Inc.
----------------------------------------------------------

                                       (Registrant)

Date   November 13, 1998                     /s/ R. Myles Cowan
     ---------------------------           -------------------------------------------
                                                                        R. Myles Cowan
                                            Vice President and Chief Financial Officer
                                          (Principal Accounting and Financial Officer)