Form 10-K405
period 1998-12-31
SIMCALA INC
filed 1999-03-31
CIK 941174

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-K
                                 --------------
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                     COMMISSION FILE NUMBER     0-29204
                                            ----------------

                                  SIMCALA, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                         34-1780941
                (State or other                   (I.R.S. Employer
         jurisdiction of incorporation)          Identification No.)

                             OHIO FERRO ALLOYS ROAD
                            MT. MEIGS, ALABAMA 36057
                    (Address of principal executive offices)
                                 (334) 215-7560
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X___ No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The number of shares of the registrant's Common Stock outstanding at March 1, 1999 was 10,889. There is no public trading market for shares of the registrant's Common Stock.
================================================================================

                                  SIMCALA, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS

ITEM                                                                       PAGE
NUMBER                                                                    NUMBER

                                     PART I
1.       BUSINESS                                                            1

2.       PROPERTIES                                                          7

3.       LEGAL PROCEEDINGS                                                   7

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 7

                                     PART II

5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                                     8

6.       SELECTED FINANCIAL DATA                                             9

7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                          12

7(A).    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         22

8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        22

9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                           22

                                    PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 23

11.      EXECUTIVE COMPENSATION                                             24

12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     27

13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     28

                                     PART IV

14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K    30

SIGNATURES                                                                  36

FINANCIAL STATEMENTS                                                       F-1

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in this document, particularly regarding anticipating future financial performance, business prospects, growth and operating strategies, the effects of the Transactions (as defined below) on SIMCALA, Inc. ("SIMCALA" or the "Company") and similar matters, and those preceded by, followed by or that otherwise include the words "may," "would," "could," "will," "believes," "expects," "anticipates," "plans," "intends," "estimates," or similar expressions or variations thereof may constitute "forward-looking statements" for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. A variety of factors, including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 hereof, may affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements.

                                     PART I.

ITEM 1.  BUSINESS.

GENERAL

         The Company is a leading domestic manufacturer of silicon metal which is used in the chemical and aluminum industries. Silicon metal is an essential raw material used by the chemical industry to produce silicones and polysilicon and by the aluminum industry primarily as an alloying agent. The Company produces and sells higher margin chemical grade and specialty aluminum grade silicon metal, both of which contain the highest concentrations of silicon and the lowest levels of impurities when compared to lower grades of silicon metal. Silicones are the basic ingredient used in numerous consumer products, including lubricants, cosmetics, shampoos, gaskets, building sealants, automotive hoses, water repellent fluids and high temperature paints and varnishes. Polysilicon is an essential raw material used in the manufacture of silicon wafers for semi-conductor chips and solar cells. Aluminum containing silicon metal as an alloy can be found in a variety of automobile components, including engine pistons, housing and cast aluminum wheels. Management believes that there are no commercially feasible substitutes for silicon metal in either the chemical or aluminum industries. In addition to silicon metal, the Company produces microsilica, a co-product of the silicon metal smelting process. Microsilica is a strengthening and filler agent which has applications in the refractory, concrete, fibercement, oil exploration and minerals industries.

         In 1998, the Company's production volume was approximately 36,515 metric tons, with net sales of $55.7 million. The Company estimates that it is one of the three largest manufacturers, in terms of volume, of silicon metal in the United States, and that its facility, located in Mt. Meigs, Alabama (the "Facility"), is the nation's second largest in terms of capacity.

         The Company is incorporated under the laws of the state of Delaware. The Company's principal executive offices are located at Ohio Ferro Alloys Road, Mt. Meigs, Alabama 36057, and its telephone number is (334) 215-7560. On March 31, 1998 (the "Acquisition Date"), SAC Acquisition Corp., a Georgia corporation ("SAC") and then wholly owned subsidiary of SIMCALA Holdings, Inc., a Georgia corporation ("Holdings"), acquired all of the outstanding capital stock of the Company (the "Acquisition") from its stockholders for a cash payment of approximately $65.3 million. The aggregate purchase price paid by SAC for the Acquisition was financed with the net proceeds of the offering (the "Offering") of the Company's 9 5/8% Senior Notes due 2006 in the amount of $75,000,000 (the "Notes") and the initial capital contribution by CGW Southeast Partners III, L.P. ("CGW") and C. Edward Boardwine, Dwight L. Goff and R. Myles Cowan, II (each, a "Senior Manager" and collectively, the "Senior Management") of $22.0 million to Holdings (the "Equity Contribution"), which was then contributed by Holdings to SAC. Immediately following the Acquisition, SAC merged with and into the Company, with the Company being the surviving corporation (the "Merger"). As a result of the Merger, the Company became the obligor of the Notes and a wholly owned direct subsidiary of Holdings. Holdings has no business other than holding the capital stock of the Company, which is the sole source of Holding's financial resources. Holdings is controlled by CGW, which beneficially owns shares representing 79.8% of the voting power of Holdings (on a fully diluted basis). Accordingly, CGW, through its control of Holdings, controls the Company and has the power to elect all of its directors, appoint new management, and approve any action requiring the approval of the holders of the Company's common stock.

         In connection with the Acquisition, the Company (i) repaid approximately $9.2 million of term loan indebtedness (including accrued interest thereon and fees) outstanding under its prior bank credit facility (the "Old Credit Facility") with a portion of the net proceeds of the Offering and (ii) replaced the Old Credit Facility and a related letter of credit reimbursement agreement (the "Old Reimbursement Agreement") with a new credit facility (the "New Credit Facility"). The New Credit Facility consists of a $15.0 million revolving credit facility which provides availability for borrowings and letters of credit. As part of the Company's industrial revenue bond financing (the "IRB Financing"), an approximately $6.1 million letter of credit was issued under the New Credit Facility to replace the letter of credit issued under the Old Reimbursement Agreement. The Acquisition, the Merger, the replacement of the Old Credit Facility and the Old Reimbursement Agreement with the New Credit Facility and the Equity Contribution, the Offering and the application of the net proceeds therefrom are referred to in this report as the "Transactions."

PRODUCTS AND MARKETS

Silicon Metal

         The silicon metal industry consists of two general markets: the chemical industry market and the aluminum industry market. The chemical industry market is subdivided into the silicones market and the polysilicon market, both of which require the highest grade of silicon metal. The aluminum industry market is subdivided into the primary aluminum market (producing aluminum from ore) and the secondary aluminum market (producing aluminum from scrap). The Company defines the primary aluminum market and the higher-end of the secondary aluminum market as the "specialty aluminum" market because the aluminum produced for those markets requires higher quality silicon metal.

         The chemical industry uses silicon metal as a raw material in the manufacture of silicones and polysilicon. Silicones are the basic ingredient used in numerous consumer products, including lubricants, cosmetics, shampoos, gaskets, building sealants, automotive hoses, water repellent fluids and high temperature paints and varnishes. Silicones are readily adaptable to a variety of uses because they possess several desirable qualities, including electrical resistance, resistance to extreme temperatures, resistance to deterioration from aging, water repellency, lubricating characteristics, relative chemical and physiological inertness and resistance to ultraviolet radiation. Polysilicon is the essential raw material used by the chemical industry in the manufacture of silicon wafers for semi-conductor chips and solar cells.

         The aluminum industry uses silicon metal in the production of aluminum alloys, both in primary and secondary aluminum production. Aluminum containing silicon metal as an alloy can be found in a variety of automobile components including engine pistons, housing and cast aluminum wheels. The addition of silicon metal to aluminum in the casting process improves castability and minimizes shrinkage and cracking. In the finished aluminum product, silicon metal increases corrosion resistance, hardness, tensile strength and wear resistance.

         In 1998 the Company produced approximately 17,000 metric tons of chemical grade silicon metal and approximately 13,000 tons of specialty aluminum grade silicon metal, representing approximately 49% and approximately 37% of its total silicon metal output, respectively.

Microsilica (Silica Fume)

         During the silicon metal production process the offtake gases are drawn from the smelting furnaces by large fans and are collected in baghouses. As the material cools it oxidizes to amorphous silicon dioxide (SiO(2)) and condenses in the form of spheres consisting of non-crystalline silicon dioxide. These extremely fine particles (less than one micron in size) are referred to as microsilica (silica fume). Microsilica is widely used in the refractory, concrete, fibercement, oil exploration and minerals industry. Because there are more than 50,000 particles of microsilica for each grain of cement, microsilica is used in cement-based products to fill the microscopic voids between cement particles. In concrete applications microsilica increases the strength, durability and reduces permeability in applications such as parking garages, bridge decks and marine structures. SIMCALA collects approximately 14,000 metric tons of microsilica annually. In 1998, the Company sold approximately 11,500 metric tons of microsilica.

MANUFACTURING OPERATIONS

Overview

         Silicon metal is produced by smelting quartz (SiO(2)) with carbon substances (typically low ash coal and/or charcoal) and wood chips. Wood chips provide porosity to the raw material mix. At the Facility, an automated weighing system accurately measures the mixture of quartz, coal, charcoal and wood chips. The mixture is fed into the top of a submerged-arc electric furnace by automatic conveyors. SIMCALA's furnaces measure 28 feet in diameter and nine feet in depth. Electric power is delivered to the furnaces by pre-baked amorphous carbon electrodes. The electrodes act as conductors of electricity in each furnace, generating heat in excess of 3,000(0)C. At this temperature, the mix of raw materials reaches a molten state. The carbon, acting as a reducing agent, combines with the oxygen in the silicate to form the silicon metal.

         The molten silicon metal is intermittently tapped out of the furnaces into ladles, where it is refined by injecting oxygen to meet specific customer requirements. After the refining process, the silicon metal is cast into iron chills (molds) for cooling. When the casts have cooled, they are weighed and crushed to the desired size. The finished silicon metal is then shipped to the customer in bulk, pallet boxes or bags by railcars or trucks.

         The emissions from the electric arc furnaces are collected by dust collecting hoods and passed through a dust collection and bagging system. The resulting co-product is microsilica.

Technology

         The carbothermic smelting process used in the production of silicon metal is well established. In recent years, the Company has made significant technological advances in key areas. The batch weighing system for raw materials is computer controlled to adjust weights for incoming batches based on feedback from prior batches. Computers monitor key operational variables in the smelting process for increased production controls. The Company employs the most advanced furnace electrodes produced by UCAR International Inc., the world leader in electrode technology. The Company has also installed an advanced oxygen-air system that enables refining of the molten silicon metal in order to consistently meet the quality requirements for chemical grade and specialty aluminum grade silicon metal.

Product Quality

         SIMCALA is committed to being a leading manufacturer of high grade silicon metal. To achieve this goal, SIMCALA is dedicated to a total quality assurance program which is tied to complying with ISO 9000 standards, including the use of statistical techniques to improve process capability, audits by trained and qualified personnel and a documented system for disposing of nonconforming materials. The Company warrants to its customers that its products will meet their specifications and provides a Certificate of Analysis with each shipment. Customers are permitted to return products that do not meet their specifications. The certified analysis is based on samples taken during the process at key control points with real time analysis provided by the Company's in-house X-ray fluorescent analytical instruments.

Employee Training

         The Company believes that it has one of the most experienced and efficient management teams in the silicon metal business. This management team is supported by a productive and experienced workforce equipped with skills in metallurgical operations, maintenance, quality control and marketing. Employees participate in SIMCALA's training program which has been jointly developed by the Alabama State Department of Education and the John M. Patterson State Technical College. The program is designed to provide each employee with the skills required to evaluate, control and continuously improve production and support service processes. In 1998, employee productivity was approximately 292 metric tons of silicon metal per hourly employee.

RAW MATERIALS

         The Facility is located in close proximity to abundant sources of high-quality and competitively priced raw materials and electricity. Where strategically important, the Company may enter into long-term contracts to secure a stable supply of raw materials at favorable prices, although it currently has only a long-term contract for the supply of electricity. The Company believes that the quality of its raw materials is among the highest available and that supplies are adequate to satisfy its long-term requirements. Because the Company believes there are sufficient alternative sources of quality raw materials available to it, it is not expected that the loss of any one of its suppliers would have a material adverse effect on the Company.

         The principal cost components in the production of silicon metal are electricity, carbon electrodes, quartz, coal, charcoal and wood chips. Electricity is the largest cost component, comprising 25% of cost of goods sold in 1998. The balance of raw materials, consisting of electrodes, quartz, coal/charcoal and wood chips, represented 14%, 4%, 13% and 8% of cost of goods sold, respectively, in 1998. In addition, labor comprised 7% of cost of goods sold in 1998.

         Electrical power used in the smelting process is supplied by Alabama Power Company ("APCo") through a dedicated 110,000 volt line into SIMCALA's high voltage main substation. The Company has a five-year contract with APCo through February 2000. Although the Company does not expect any rate increases through the contract period, the current rate schedule could be revised during the contract term pursuant to regulation by the Alabama Public Service Commission. If, however, electric rates did increase significantly, such increases would have an adverse effect on the Company's operating performance and the Company may not be able to pass the additional cost on to its customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Dependence on Supply of Electrical Power."

         The Company purchases two sizes of quartz from a local supplier. The low level of iron and titanium impurities found in local Alabama quartz is ideally suited to produce chemical grade silicon metal. High grade metallurgical coal is supplied by one supplier located in Alabama and two in Kentucky. Metallurgical grade charcoal is purchased from one supplier in Kentucky and one in Missouri. Hardwood logs are purchased and processed into metallurgical wood chips on-site by an independent contractor. The logs are harvested in close proximity to the Facility.

CUSTOMERS

         The Company is a supplier to two of the largest producers of silicones in the United States, G.E. Silicones, a division of General Electric Company ("G.E. Silicones"), and Dow Corning Corporation ("Dow Corning"). G.E. Silicones' production facility, which is located in Waterford, New York, consumes over 50,000 metric tons of silicon metal per year. The facility produces feedstock for silicones, electronic and fumed silica applications. In 1998, G.E. Silicones accounted for approximately 11% of the Company's net sales. At December 31, 1998, G.E. Silicones accounted for approximately 8% of the Company's outstanding accounts receivable.

         Dow Corning's production facilities are located in Carrollton, Kentucky and Midland, Michigan. Dow Corning consumes over 100,000 metric tons of silicon metal per year with the Carrollton facility being the dominant consumer. The Midland facility primarily produces feedstock for polysilicon applications in electronics while Carrollton produces siloxane for silicones applications. In 1998, Dow Corning accounted for approximately 40% of the Company's net sales. At December 31, 1998, Dow Corning accounted for approximately 54% of the Company's outstanding accounts receivable.

 SIMCALA also supplies many of the leading companies in the specialty aluminum industry. The Company's three largest customers in the specialty aluminum industry are Wabash Alloys, L.L.C. ("Wabash Alloys"), Alcan Ingot & Recycling ("Alcan") and Bohn Aluminum Corp. ("Bohn"), which in 1998 collectively accounted for approximately 19%, 8% and 3%, respectively, of the Company's net sales. At December 31, 1998, Wabash Alloys, Alcan and Bohn accounted for approximately 10%, 8% and 3%, respectively, of the Company's outstanding accounts receivable.

         In 1998, the Company's five largest customers accounted for approximately 81% of net sales. The Company does not generally have long-term contracts with its major customers and the loss of any major customer, or a significant reduction of the Company's business with any of them, would have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Importance of Key Customers."

         The Company does, however, currently have contracts for the supply of silicon metal with three of its major customers. The Company has a three-year agreement with Wabash Alloys (the "Wabash Agreement"), which is scheduled to expire on December 31, 2001. Either party may cancel the Wabash Agreement prior to expiration with six months' advance written notice. The Company also has entered into a supply agreement with Alcan (the "Alcan Agreement"). The initial three-year term of the Alcan Agreement will expire on December 31, 1999, but the Alcan Agreement will continue year to year thereafter unless cancelled by either party. Either party may cancel the Alcan Agreement upon 180 days written notice prior to the expiration of the initial term or any renewal term. The Alcan Agreement also provides that, if for any reason beyond the control of the parties, economic circumstances change in such a way as to cause undue hardship to either party or unduly favor one party to the detriment of the other party, and the parties are unable to find a mutually acceptable solution within ninety days, the Alcan Agreement can be canceled. In addition, the Company has entered into a supply agreement with Dow Corning (the "Dow Agreement") with an initial term commencing January 1, 1998 and ending on December 31, 2004. The Dow Agreement will automatically continue thereafter until either party terminates with 24 months prior written notice.

         Most of the Company's customers require their suppliers to pass a rigorous qualification process. Although each customer has established its own testing requirements, qualification processes are generally designed to test for
(i) low variability of critical chemical elements and (ii) reliable and predictable chemical reactivity. The process can take anywhere from two to three years depending upon the customer's testing requirements and the manufacturer's ability to comply with such requirements. The Company views the qualification process as a competitive barrier to entry in its business.

COMPETITION

         The Company competes in the silicon metal market primarily on the basis of product quality (particularly in the production of chemical grade silicon metal), service and price. In the chemical and specialty aluminum markets, the Company considers itself in competition only with other domestic producers. Management believes that foreign manufacturers are not reliable alternative sources of high-grade silicon metal, primarily due to quality issues and high freight costs. The Company, however, does compete with a number of domestic companies, including Globe Metallurgical Inc. and Elkem Metals Company ("Elkem Metals").

         SIMCALA is strongly positioned in the chemical and specialty aluminum markets. In 1998, the Company estimates that it held a market share of approximately 13% of the total United States chemical market and approximately 13% of the total United States aluminum market, based on metric tons of silicon metal sold.

EMPLOYEES

         As of December 31, 1998, the Company employed 170 people, of which 125 people were paid on an hourly basis. Approximately 80% of the employees paid on an hourly basis are represented by the United Steelworkers of America, Local 8538 (the "Union"). On August 8, 1995, the Company and the Union entered into a five-year collective bargaining contract. Although wages remain fixed over the life of the Union contract, the Company agreed in the contract to discuss wages with the Union beginning in February 1998. In mid-February 1998, management held meetings with Union and non-Union employees to discuss various matters, including wage levels. There has been no increase in wages as a result of such meetings. The Company does not believe that this provision in the Union contract requires the renegotiation of wage levels. The Company believes that its relations with all its employees are good.

ENVIRONMENTAL AND REGULATORY MATTERS

Environmental

         The Company is subject to extensive federal, state and local environmental laws and regulations governing the discharge, emission, storage, handling and disposal of a variety of substances and wastes used in or resulting from the Company's operations. Although the Company believes that it is currently in material compliance with those laws and regulations, it has historically, and expects to continue to, incur costs related to environmental remediation. However, the Company is not aware of any material remediation contingencies associated with any of its real estate or facilities. The Company estimates that approximately $1.0 million of budgeted capital expenditures in each of 1999 and 2000 will relate to air abatement equipment.

Taxes

         As an economic incentive to facilitate the rehabilitation of the Facility, the State Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the "SIDA"), granted SIMCALA significant tax credits against corporate income tax and the collection of state income tax withholding from employees under Alabama Act No. 93-851, also known as the "Mercedes Act." Subject to certain requirements, these benefits allow the Company to (i) apply state employee withholding tax, otherwise payable to the Alabama Department of Revenue, toward the payment of the Company's debt obligation under the bond loan agreement associated with the IRB Financing (the "Bond Loan Agreement") and (ii) take a corporate income tax credit equal to the amount paid pursuant to the Bond Loan Agreement. The Mercedes Act has been repealed in favor of a new incentives package for projects subsequent to January 1995. In addition, because legal title to substantially all of the real and personal property used in the Company's operations is held by the Montgomery Industrial Development Board (the "Montgomery IDB") in connection with the IRB Financing, the Company receives, and expects to continue to receive, an exemption from property tax through May 31, 2010. Furthermore, the Company expects that the property tax exemptions will apply to the fourth smelting furnace the Company intends to construct. See "Properties."

Anti-Dumping Duties on Foreign Competitors' Products

         In 1990 and 1991, domestic producers of silicon metal successfully prosecuted anti-dumping actions against unfairly traded imports of silicon metal from the People's Republic of China (the "PRC"), Brazil and Argentina. These actions were brought under the antidumping provisions of the Tariff Act of 1930, as amended. Under that statute, an anti-dumping duty order may be issued if a domestic industry establishes in proceedings before the United States Department of Commerce and the United States International Trade Commission that imports from the country (or countries) covered by the action(s) are being sold at less than normal value and are causing material injury or threat of such injury to the domestic industry. An anti-dumping order requires special duties to be imposed in the amount of the margin of dumping (i.e., the percentage difference between the United States price for the goods received by the foreign producer or exporter and the normal value of the merchandise).

         Once an order is in place, each year foreign producers, importers, domestic producers and other interested parties may request a new investigation (or "administrative review") to determine the margin of dumping during the immediately preceding year. The rates calculated in these administrative reviews (or the existing rates if no review is requested) are used to assess anti-dumping duties on imports during the review period and to collect cash deposits on future imports. An administrative review covering five Brazilian producers and a review covering two PRC exporters are now in progress. The rates established in these reviews and in future reviews will depend upon the prices and costs during the periods covered by the reviews, the methodologies applied and other factors. Anti-dumping orders remain in effect until they are revoked. In order for an individual producer or exporter to qualify for revocation of an anti-dumping order, the United States Department of Commerce must conclude that the producer or exporter has sold the merchandise at not less than normal value for a period of at least three consecutive years and is not likely to sell the merchandise at less than normal value in the future. Anti-dumping orders may also be revoked as a result of periodic "sunset reviews."

         The domestic silicon metal industry has aggressively sought to maintain effective relief under the antidumping orders by actively participating in administrative reviews, appeals and circumvention proceedings. Although these efforts have been successful in protecting the industry from dumped imports from the countries covered by the orders, no assurance can be given that one or more of such anti-dumping orders will not be revoked or that effective duty rates will continue to be imposed.

ITEM 2.  PROPERTIES.

         The Facility consists of a silicon metal production plant and administrative offices, which are located on 129 acres in Mt. Meigs, Alabama, approximately 15 miles from Montgomery. The Facility is the newest "greenfield" silicon metal manufacturing facility in the United States. A "greenfield" silicon metal manufacturing facility is a facility that is newly constructed to manufacture silicon metal, whereas a "brownfield" facility is an addition to or expansion of an existing silicon metal manufacturing facility. The Facility contains three identical 20 megawatt submerged-arc electric furnaces with an annual capacity of 36,000 metric tons of silicon metal and 16,000 metric tons of microsilica. SIMCALA intends to expand the Facility by constructing a fourth smelting furnace and the Company believes that after this expansion the Facility will be the second largest silicon metal production facility in the world. Upon completion of the fourth furnace, the Company's production capacity will increase by approximately 12,000 metric tons to approximately 48,000 metric tons per year. Management estimates that construction of the fourth furnace can be completed within the next 20 months at a total cost of approximately $25.0 million. As a consequence of the IRB Financing, substantially all of the real and personal property used in SIMCALA's operations (including the Facility) is owned by the Montgomery IDB and leased to SIMCALA. The lease expires on June 1, 2010.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in routine litigation from time to time in the regular course of its business. There are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31,1998.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

COMMON STOCK

         The Company's common stock is not publicly traded. The Company is a wholly owned subsidiary of Holdings, which, in turn, is substantially owned by CGW. Holdings has no business other than holding the stock of the Company, which is the sole source of Holdings' financial resources. Holdings is controlled by CGW, which beneficially owns shares representing 90.9% of the voting interest in Holdings (79.8% on a fully diluted basis). Accordingly, CGW, through its control of Holdings, controls the Company and has the power to elect all of its directors, appoint new management and approve any action requiring the approval of the holders of the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         On March 31, 1998, the Company issued and sold to NationsBanc Montgomery Securities LLC (the "Initial Purchaser") $75.0 million aggregate principal amount of 9 5/8% Senior Notes due 2006, Series A. These sales were exempt from registration under Section 4(2) of the Securities Act. The Initial Purchaser offered those securities for resale in transactions not requiring registration under the Securities Act to persons they reasonably believed to be "Qualified Institutional Buyers" as defined in Rule 144A under the Securities Act or institutional "Accredited Investors" as defined in subparagraph (a)(1),
(2), (3) or (7) of Commission Rule 501 under the Securities Act. The aggregate price to investors for those securities was $75.0 million and the Initial Purchaser received $2.25 million in discounts and commissions.

         On March 31, 1998, the Company also issued and sold pursuant to the exercise of stock options, an aggregate of 889 shares of common stock to C. Edward Boardwine, its President and Chief Executive Officer, Dwight L. Goff, its Vice President, and R. Myles Cowan, II, its Vice President -- Finance. The exercise price for each share subject to an option was $100. The Company relied upon Section 4(2) and Regulation D to issue the securities.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial information as of and for the nine months ended December 31, 1998 has been derived from the financial statements of the Company which have been audited by Deloitte & Touche LLP, independent auditors ("D&T"), and are included elsewhere in this report. The selected financial information for the three months ended March 31, 1998 has been derived from the statements of income and cash flows of the Company prior to the Acquisition (the "Predecessor") which have been audited by D&T and are included elsewhere in this report. The selected financial information for the year ended December 31, 1997 and as of such date has been derived from the financial statements of the Predecessor which have been audited by D&T and are included elsewhere in this report. The selected financial information for the year ended December 31, 1996 and as of such date has been derived from the financial statements of the Predecessor which have been audited by Crowe, Chizek and Company LLP, independent auditors, and are included elsewhere in this report. The selected financial information for the period from February 10, 1995 (date of inception) to December 31, 1995 and as of December 31, 1995 has been derived from the audited financial statements of the Predecessor which are not included in this report. The selected financial information for the period from January 1, 1995 to February 10, 1995, the year ended December 31, 1994 and as of December 31, 1994 has been derived from the unaudited financial statements of SiMETCO, Inc. ("SiMETCO"), a predecessor of the Company. In the opinion of management, the unaudited statements of operations and cash flows included herein reflect all normal recurring accruals necessary for a fair statement of the results of the periods reflected. The selected financial information below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and the notes thereto appearing elsewhere herein.

                           SIMETCO, INC.(1)                            PREDECESSOR                                 COMPANY
                        -------------------------  --------------------------------------------------------     ----------------
                                       PERIOD       PERIOD FROM
                                        FROM         FEB. 10,
                                       JAN. 1,     1995 (DATE OF         YEAR ENDED            THREE MONTHS        NINE MONTHS
                         YEAR ENDED    1995 TO     OF INCEPTION)        DECEMBER 31,               ENDED              ENDED
                        DECEMBER 31,   FEB. 10,     TO DEC. 31,   ------------------------       MARCH 31,         DECEMBER 31,
                           1994          1995         1995(1)        1996         1997             1998                1998
                        ------------  -----------  ------------   -----------  -----------     -------------     ----------------

                        (UNAUDITED)   (UNAUDITED)
                                                      (DOLLARS IN THOUSANDS, EXCEPT OPERATING DATA)
  INCOME
  STATEMENT
  DATA:

  Net sales..........     $31,127        $3,742     $ 31,523        $52,407     $62,184       $      14,854     $         40,803
  Cost of goods
    sold.............      30,310         3,314       32,391         42,798      47,972              11,679               36,906
                          -------        ------     --------        -------     -------       -------------        -------------
  Gross profit
    (loss)...........         817           428         (868)         9,609      14,212               3,175                3,897
  Selling and
    administrative
    expenses.........       1,749            66        1,599          1,923       2,846               3,824                1,848
                          -------        ------     --------        -------     -------       -------------       --------------
  Operating income
    (loss)...........        (932)          362       (2,467)         7,686      11,366                (649)               2,049
  Interest
    expense..........         800            72        1,111          1,511       1,710                 314                5,777
  Other (expense)
    income, net......        (211)           --          359            444         228                 282                1,014
                          -------        ------     --------        -------     -------       -------------       --------------
  Earnings (loss)
    before provision
    for income
    taxes............      (1,943)          290       (3,219)         6,619       9,884                (681)              (2,714)
  Provision (benefit)
    for income taxes.          --            --           --          1,169       3,513                (100)                (492)
                          -------        ------     --------        -------     -------       -------------      ---------------
  Net income
    (loss)...........     $(1,943)       $  290     $ (3,219)       $ 5,450     $ 6,371       $        (581)    $         (2,222)
                          =======        ======     ========        =======     =======       =============     ================
  OPERATING DATA:
    (UNAUDITED)
  Silicon metal
    Production (in
    metric tons).....      23,987         2,395       25,669         33,373      37,852               9,110               27,405
  Average sales
    price per metric
    ton..............     $ 1,366        $1,410     $  1,436        $ 1,641     $ 1,719     $         1,661      $         1,614
  Average cost per
    metric ton.......     $ 1,415        $1,481     $  1,529        $ 1,358     $ 1,278     $         1,279      $         1,290

                                          SIMETCO,
                                          INC.(1)                     PREDECESSOR                      COMPANY
                                        -----------      ------------------------------------        -----------

                                          AS OF                    AS OF DECEMBER 31,                    AS OF
                                        DECEMBER 31,     ------------------------------------        DECEMBER 31,
                                           1994            1995          1996          1997              1998
                                        ------------     --------      --------      --------        ------------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Working Capital (deficit)..........      $ (4,069)       $ (2,926)     $ (3,347)      $    885        $  12,287
Total assets.......................        12,342          24,217        30,581         33,663          115,526
Long-term debt, less current portion        2,219          12,014        13,207         12,763           12,763
Mandatorily redeemable preferred stock         --           3,000            --             --               --

----------

(1) On February 10, 1995, the Predecessor acquired the Facility from SiMETCO. At such time, SiMETCO was operating the Facility as a debtor-in-possession under Chapter 11 of the Bankruptcy Code. In connection with the acquisition of the Facility, the Predecessor (i) paid a purchase price of approximately $2.8 million to the estate of SiMETCO, (ii) assumed approximately $7.9 million of vendor indebtedness, accrued expenses and other indebtedness,
    (iii) incurred $6.0 million of additional indebtedness and (iv) issued $3.0 million of its Series A Preferred Stock to the estate of SiMETCO. In June 1996, the Series A Preferred Stock was converted into a non-interest bearing note, which the Predecessor has repaid in full.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         On March 31, 1998, Holdings, through its wholly owned subsidiary, SAC, purchased all of the outstanding shares of common stock of SIMCALA. On such date, SAC was merged into SIMCALA. SIMCALA, as the surviving corporation in the Merger, became a wholly owned subsidiary of Holdings.

         The following is a discussion of the Company's results of operations. The discussion is based upon the nine-month period ended December 31, 1998 plus the three-month period ended March 31, 1998, in comparison to the year ended December 31, 1997 and the year ended December 31, 1997 in comparison to the year ended December 31, 1996.

         The financial statements included herein for the periods prior to March 31, 1998, represent the Predecessor's results of operations and cash flows prior to the Acquisition and consequently, are stated on the Predecessor's historical cost basis. The financial statements as of December 31, 1998, and for the nine months then ended, reflect the adjustments which were made to record the Acquisition. Accordingly, the financial statements of the Predecessor for the periods prior to March 31, 1998 are not comparable in all material respects with the financial statements subsequent to the Acquisition. The most significant differences relate to amounts recorded for property, plant and equipment, goodwill, and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the nine months ended December 31, 1998 and will result in such increases in future years.

         The table below sets forth certain statement of operations information as a percentage of net sales during the years ended December 31, 1998, 1997 and 1996:

                                                          Year Ended
                                                          December 31,
                                                ------------------------------
                                                 1998 (a)     1997      1996
Net sales                                        100.0%      100.0%    100.0%
Cost of goods sold                                87.3        77.1      81.7
                                                 -----       -----     -----
Gross profit                                      12.7        22.9      18.3
Selling, general and administrative expenses      10.2         4.6       3.7
                                                 -----       -----     -----
Operating income                                   2.5        18.3      14.6
Interest expense                                  10.9         2.7       2.9
Other income, net                                  2.3         0.4       0.8
                                                 -----       -----     -----
Earnings (loss) before income taxes               (6.1)       16.0      12.5
Income tax (benefit) provision                    (1.1)        5.7       2.2
                                                 -----       -----     -----
Net income (loss)                                 (5.0)%      10.3%     10.3%
                                                 =====       =====     =====

(a) The statement of operations of the Predecessor for the period from January 1, 1998 to March 31, 1998 is combined with the statement operations of the Company for the period April 1, 1998 to December 31, 1998. The combined presentation is not in conformity with generally accepted accounting principals but is included for comparative purposes.

COMBINED TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO PREDECESSOR YEAR ENDED DECEMBER 31, 1997

         The Company is comparing the Predecessor's actual historical results of operations for the year ended December 31, 1997 to a Predecessor period of January 1, 1998 to March 31, 1998 combined with a Company period of April 1, 1998 to December 31, 1998. This combined presentation is not in conformity with generally accepted accounting principles but is included for comparative purposes only.

Net Sales

         Net sales decreased by $6.5 million in 1998, or 10.5%, to $55.7 million from $62.2 million in 1997. This decline was due principally to decreased selling prices in the secondary aluminum silicon metal markets coupled with a decrease in tons sold. Production of silicon metal in 1998 was 36,515 metric tons, compared with 37,852 metric tons produced in 1997. Production was lower in 1998 due to an extended shutdown for planned furnace maintenance coupled with smelting inefficiencies in one of the Company's furnaces during the third quarter of 1998.

Gross Profit

         Gross profit decreased by $7.1 million, or 50.2%, to $7.1 million in 1998 as compared to $14.2 million in 1997. The gross profit margin decreased to 12.7% in 1998 from 22.9% in 1997. These decreases were principally due to the sales and production impacts discussed above coupled with higher depreciation costs associated with the Acquisition.

         Average selling price per metric ton decreased to $1,627 in 1998 from $1,719 in 1997 due to excess supply in the secondary aluminum market. Average production cost per metric ton increased to $1,282 in 1998 from $1,279 in 1997. This increase resulted primarily from decreased production which allowed for less absorption of fixed costs.

Selling and Administrative Expenses

         Selling and administrative expenses increased $2.8 million, or 99.3%, to $5.7 million in 1998 as compared to $2.8 million in 1997. The increase was primarily due to recognition of expenses related to the Acquisition in 1998. These expenses included a management bonus and option compensation expense, and the write-off of certain intangibles.

Operating Income

         Income from operations decreased $10.0 million to $1.4 million in 1998 from $11.4 million in 1997, while the operating margin decreased to 2.5% from 18.3% for the same period. The decrease was primarily due to decreased sales due to the extended plant shutdown, increased depreciation expense and increased expenses associated with the Acquisition.

Interest Expense

         Interest expense increased $4.4 million, or 256.2%, to $6.1 million in 1998 from $1.7 million in 1997. The significant change in interest expense resulted from the increased debt associated with the Transactions.

Other Income - Net

         Other income - net increased $1.1 million, or 465.9%, to $1.3 million in 1998 from $0.2 million in 1997. The increase in other income was primarily due to increased interest income as the result of excess cash received in connection with the Transactions.

Provision for Income Taxes

         The provision for income taxes decreased to a benefit of $0.6 million in 1998 from a provision of $3.5 million in 1997. This decrease was primarily due to the decrease in taxable income from $9.9 million in 1997 to a loss of $3.4 million in 1998.

Net Income (Loss)

         As a result of the above factors, the net loss for 1998 was $2.8 million compared to net income of $6.4 million for 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net Sales

         Net sales increased 18.7%, to $62.2 million in 1997 from $52.4 million in 1996. The increase was principally due to increased production from furnaces which were refurbished in the third and fourth quarters of 1996 and, as a result, operated at or near full capacity during 1997. Production increased 13.4%, to 37,852 metric tons in 1997 from 33,373 metric tons in 1996. Increased sales of higher priced chemical grade silicon metal, as well as increased sales of microsilica, also contributed to this increase.

Gross Profit

         Gross profit increased 47.9%, to $14.2 million in 1997 from $9.6 million in 1996. Gross margin increased to 22.9% in 1997 from 18.3% in 1996 primarily as a result of increased sales of higher margin chemical grade silicon metal and continuation of improved operating efficiencies. In this regard, the fixed components of cost of goods sold remained relatively unchanged from 1996 to 1997. However, variable components did increase as a result of higher production volumes.

         Average selling price per metric ton increased to $1,719 in 1997 from $1,641 in 1996 due to increased demand in the secondary aluminum market. The Company chose to sell more product in this market to take advantage of the higher price. Average production cost per metric ton decreased to $1,278 in 1997 from $1,358 in 1996. This decrease resulted primarily from increased production which allowed broader absorption of fixed costs coupled with more efficient use of raw materials.

Selling and Administrative Expenses

         Selling and administrative expenses increased 48.0%, to $2.8 million in 1997 from $1.9 million in 1996. This increase was principally due to professional fees incurred in 1997 in connection with the Company's consideration of various strategic business alternatives, offset in part by a decrease in bad debt expense. The Company maintains credit insurance which reduces the risk of loss related to bad debts. In addition, selling and administrative expenses increased in 1997 primarily due to compensation expense recorded in connection with the Company's variable stock option plan.

Operating Income

         As a result of the above factors, operating income increased $3.7 million, to $11.4 million in 1997 from $7.7 million in 1996. As a percentage of net sales, operating income increased to 18.3% in 1997 from 14.6% in 1996.

Interest Expense

         Interest expense increased 13.1%, to $1.7 million in 1997 from $1.5 million in 1996. This increase was primarily the result of interest costs associated with the repayment of certain noninterest-bearing indebtedness of the Company in 1997, offset by decreased average levels of indebtedness used to fund the Company's operations.

Other Income, Net

         Other income, net decreased 48.5%, to $229,000 in 1997 from $445,000 in 1996 primarily as a result of the Company's receipt of approximately $200,000 of insurance proceeds for losses resulting from hurricane damage in 1996.

Provision for Income Taxes

         Provision for income taxes increased to $3.5 million in 1997 from $1.2 million in 1996. The Company's effective tax rate was 35.5% in 1997 compared to 17.7% in 1996. This increase in the effective tax rate resulted primarily from the Company's reduction of its deferred tax valuation allowance by approximately $1.1 million in 1996.

Net Income

         As a result of the above factors, net income increased $0.9 million, to $6.4 million in 1997 from $5.5 million in 1996. As a percentage of net sales, net income remained unchanged.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash flow from operations, borrowings under its secured credit facility and a portion of the net proceeds from the Offering. The Company's principal uses of liquidity are to fund operations, meet debt service requirements and finance the Company's planned capital expenditures, including the construction of a fourth smelting furnace.

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

         Cash and cash equivalents were $14.7 million, $0.6 million, and $0.2 million at December 31, 1998, 1997, and 1996, respectively. All of the significant increase in 1998 is related to excess borrowings as of the Acquisition Date. These funds will be used by the Company to fund part of the construction cost of a fourth smelting furnace.

         Depreciation and amortization for 1998 totaled $5.0 million, compared to $2.2 million for 1997 and $1.6 million for 1996. The increase in 1998 primarily resulted from a significant increase in depreciation related to the step-up of assets associated with the Acquisition. In addition, amortization expense increased significantly in 1998 due to the amortization of the goodwill recorded as a result of the Acquisition as well as debt issuance costs related to the Transactions.

         In 1998, 1997, and 1996, net cash provided by operating activities was $0.5 million, $10.0 million and $9.2 million, respectively. The decrease in 1998 resulted primarily from the decrease in net income. In 1998, 1997, and 1996, net cash used in investing activities was $3.9 million, $2.1 million, and $6.9 million, respectively. The changes primarily reflect different levels of capital spending during the three years. In 1998, 1997, and 1996, net cash used in financing activities was approximately $28,000, $7.5 million, and $2.1 million, respectively. The increase in 1997 was principally a result of (i) the net repayment of $3.2 million of indebtedness outstanding under the Company's revolving line of credit, (ii) the repayment of $12.8 million of other indebtedness, (iii) the redemption of the Company's Series B Preferred Stock, par value $1.00 per share, for $1.5 million, (iv) a payment to stockholders of $2.3 million, and (v) the payment of a $270,000 preferred stock dividend, all of which was offset by the Company's borrowing of $13.0 million of term loan indebtedness under the Old Credit Facility. In 1998, there was no significant financing activity subsequent to the Transactions.

         In 1996, the Company refurbished two of its smelting furnaces. Consequently, the Company spent almost $4.0 million more on capital items in 1996 than it had budgeted. While all spending was done with internally generated funds, this capital program exceeded the limits on permitted capital expenditures in the Company's loan agreement. In addition, the calculation of fixed charge coverage fell to .99 from 1.0, where a requirement of 1.0 to 1.0 was required. The Company's lender provided all required waivers.

         In 1997, the Company began a project to replace a gantry crane in its raw material loading operation. As a result, capital spending exceeded the limits on permitted capital expenditures set out in the Company's loan agreement. The Company's lender provided all required waivers.

         In connection with the Acquisition, the Company replaced the Old Credit Facility with the New Credit Facility providing availability for revolving borrowings and letters of credit in an aggregate principal amount of up to $15.0 million (of which $6.1 million is reserved for support of a letter of credit issued in connection with the IRB Financing. Revolving loans bear interest at a variable rate equal, at the option of the Company, to (i) a LIBOR-based rate plus a margin of up to 2.25% per annum, or (ii) the base rate (defined to mean the higher of (a) the publicly announced "prime rate" of the agent thereunder, and (b) a rate tied to the rates on overnight federal funds transactions with members of the Federal Reserve System) plus a margin of up to 1.25% per annum. In addition, a $6.1 million replacement letter of credit was issued under the New Credit Facility for the account of the Company as credit support for the Company's industrial revenue bonds (the "IRB's"). Drawings under the letters of credit which are not promptly reimbursed by the Company accrue interest at a variable rate equal to the base rate plus a margin of up to 3.25% per annum. As of December 31, 1998, no drawings were outstanding under the New Credit Facility.

         Ongoing interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $75.0 million borrowed under the Notes, the Company will be required to make semiannual interest payments of approximately $3.6 million over the life of the Notes.

         In connection with the Company's IRB Financing, the Company has agreed to pay the principal of, premium, if any, and interest on, the IRBs, which mature on December 1, 2019. Interest on the IRBs, which is payable monthly, currently accrues at a rate which is reset every seven days as determined by Merchant Capital, L.L.C., the remarketing agent for the IRB Financing, based on its evaluation of certain factors, including, among others, market interest rates for comparable securities, other financial market rates and indices, general financial market conditions, the credit standing of SIMCALA and the bank issuing the letter of credit which provides credit support for the IRBs, and other relevant facts regarding the Facility. However, interest borne by the IRBs cannot exceed the lower of 15% per annum and the maximum rate per annum specified in any letter of credit which provides credit support for the IRBs. As of December 31, 1998, interest on the IRBs accrued at a rate equal to approximately 5.3% per annum.

         With respect to ongoing capital spending, the Company expects to spend approximately $2.5 million to $3.0 million annually to properly maintain its furnaces and other production facilities. In addition, the Company intends to add a fourth smelting furnace over the next two years from proceeds of the Notes, together with internally generated or borrowed cash. The Company estimates that construction of the furnace will cost a total of approximately $25.0 million.

         The agreement governing the New Credit Facility (the "Credit Agreement") imposes restrictions on the Company's ability to make capital expenditures and both the Credit Agreement and the indenture governing the Notes (the "Indenture") limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in acquisitions or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in the Indenture governing the Notes also impose restrictions on the operation of the Company's business. During 1998, the Company reached agreement with NationsBank, N.A. to amend all financial covenants in the Credit Agreement and to provide cash collateral for the letter of credit backing the IRBs until certain leverage tests are met subsequent to December 31, 1999. At December 31, 1998, the Company was in compliance with all covenants, as amended.

         The Indenture contains a limitation on the incurrence of indebtedness by the Company and its subsidiaries which is tied, in part, to the Company's "Fixed Charge Coverage Ratio." For any period, the Fixed Charge Coverage Ratio generally consists of the ratio of (x) the Company's consolidated net income during such period (subject to certain adjustments), to (y) certain fixed charges (generally determined on a consolidated basis) during such period. The Indenture provides that the Company will not, and will not permit its subsidiaries to, incur "Indebtedness" or issue "Disqualified Stock," subject to the following exceptions. The Company may incur any amount of Indebtedness or issue any amount of Disqualified Stock if, during its most recently ended four fiscal quarters for which internal financial statements are available immediately prior to such incurrence or issuance, the Company's Fixed Charge Coverage Ratio would have been at least (A) 2.0 to 1 on or prior to April 15, 2000, and (B) 2.25 to 1 after April 15, 2000 (determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if the additional Indebtedness or Disqualified Stock had been incurred or issued, as the case may be, at the beginning of such four-quarter period). If the Company's Fixed Charge Coverage Ratio does not meet these levels (i.e., the ratio is less than 2.0 to 1 and 2.25 to 1 for the periods indicated, respectively), the Company and its subsidiaries may only incur certain types of indebtedness. As of December 31, 1998, the Fixed Charge Coverage Ratio for the most recently ended four fiscal quarter period would have been less than 2.0 to 1, on a pro forma basis.

         The Credit Agreement, as amended, contains covenants requiring the maintenance of certain "Interest Coverage Ratio," "Net Leverage Ratio" and "Consolidated EBITDA." The "Interest Coverage Ratio" as of the last day of each fiscal quarter of the Company must be greater than or equal to:

    ------------------ ----------------- ------------------ ------------------ -------------------
       Fiscal Year         March 31           June 30         September 30        December 31
    ------------------ ----------------- ------------------ ------------------ -------------------
          1998                 na              1.50                1.50               1.50
    ------------------ ----------------- ------------------ ------------------ -------------------
          1999               1.15              1.05                1.05               1.05
    ------------------ ----------------- ------------------ ------------------ -------------------
          2000               1.00              1.00                1.00               1.00
    ------------------ ----------------- ------------------ ------------------ -------------------
          2001               1.25              1.25                1.50               1.75
    ------------------ ----------------- ------------------ ------------------ -------------------
          2002               1.75              1.75                1.75               2.00
    ------------------ ----------------- ------------------ ------------------ -------------------
       thereafter            2.00               na                  na                 na
    ------------------ ----------------- ------------------ ------------------ -------------------

Interest Coverage Ratio is defined to generally mean the ratio of the Company's consolidated EBITDA to its consolidated interest expense for the twelve-month period ending on the last day of any fiscal quarter of the Company.

           The "Net Leverage Ratio" as of the last day of each fiscal quarter of the Company must be less than or equal to:

    ------------------ ----------------- ------------------ ------------------ -------------------
       Fiscal Year         March 31           June 30         September 30        December 31
    ------------------ ----------------- ------------------ ------------------ -------------------
          1998                 na              5.50                5.50               7.00
    ------------------ ----------------- ------------------ ------------------ -------------------
          1999               7.25              8.25                8.50               9.25
    ------------------ ----------------- ------------------ ------------------ -------------------
          2000               9.75             10.00               11.25              11.50
    ------------------ ----------------- ------------------ ------------------ -------------------
          2001               8.75              7.50                6.50               5.50
    ------------------ ----------------- ------------------ ------------------ -------------------
          2002               5.50              5.50                5.50               5.00
    ------------------ ----------------- ------------------ ------------------ -------------------
       thereafter            5.00               na                  na                 na
    ------------------ ----------------- ------------------ ------------------ -------------------

Net Leverage Ratio is defined to generally mean the ratio of the Company's funded indebtedness (less cash and cash equivalents) to its consolidated EBITDA for the twelve-month period ending on the last day of any fiscal quarter of the Company.

         The Company must at all times maintain a "Consolidated EBITDA," as of the last day of each fiscal quarter of the Company, greater than or equal to:

    ------------------ ----------------- ------------------ ------------------ -------------------
       Fiscal Year         March 31           June 30         September 30        December 31
    ------------------ ----------------- ------------------ ------------------ -------------------
          1998                 na               na                 na               $9,500,000
    ------------------ ----------------- ------------------ ------------------ -------------------
          1999            $9,000,000        $8,100,000         $8,100,000           $7,800,000
    ------------------ ----------------- ------------------ ------------------ -------------------
          2000            $7,800,000        $7,800,000         $7,800,000           $7,800,000
    ------------------ ----------------- ------------------ ------------------ -------------------
          2001           $10,200,000       $12,100,000        $13,700,000          $18,100,000
    ------------------ ----------------- ------------------ ------------------ -------------------
          2002           $16,100,000       $16,100,000        $16,100,000          $17,200,000
    ------------------ ----------------- ------------------ ------------------ -------------------
       thereafter        $17,200,000            na                 na                  na
    ------------------ ----------------- ------------------ ------------------ -------------------

         As of December 31, 1998, the Interest Coverage Ratio and the Net Leverage Ratio were 1.71 to 1 and 6.26 to 1, respectively. As of December 31, 1998, the Company's Consolidated EBITDA was approximately $10.6 million.

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

         The Company has identified the systems that could be affected by the Year 2000 issue and has developed a plan to resolve the issue. The plan contemplates the replacement of the Company's sales order system by July 1, 1999 and perpetual inventory system by June 1, 1999. Management has estimated that the costs associated with the implementation of the plan to be approximately $50,000 although no assurances can be given in this regard. The Company has not made any significant Year 2000 expenditures through the end of March 1999.

         The Company is reviewing its top suppliers and customers to determine whether they have similar Year 2000 issues and, if so, when they will become Year 2000 compliant. This will allow the Company to determine whether the suppliers' and customers' Year 2000 problems will impede their ability to provide goods and services to the Company. An initial review has indicated that all of the Company's major suppliers and customers appear to be in the progress of resolving their Year 2000 issues and that they do not foresee any material problems.

         If the Company cannot successfully and timely resolve its Year 2000 issues, its business, results of operations and financial condition could be materially adversely affected. Except for the systems controlling the Company's sales order and perpetual inventory processes, which can be manually operated in the event of a systems failure, management is not aware of any systems or operations of the Company that will be adversely affected as a result of the Year 2000 problem. If, however, any other system or operation of the Company is adversely affected by the Year 2000 problem, the Company's business, results of operations and financial condition could be materially adversely affected. The Company has not developed a contingency plan in the event of a Year 2000 problem. However, based upon the results of the Company's internal review, it does not believe a contingency plan is necessary.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All financial instruments and positions held by the Company are held for purposes other than trading.

         The fair value of the Company's long-term debt and capital leases is affected by changes in interest rates. The carrying value of the Company's long-term debt and capital leases was established on March 31, 1998. The following presents the sensitivity of the fair value of the Company's long-term debt and capital leases to a hypothetical 10% decrease in interest rates as of December 31, 1998.

                                                                                                   HYPOTHETICAL
                                                          CARRYING               FAIR              INCREASE IN
                                                           VALUE               VALUE (A)          FAIR VALUE (B)
Long-term debt and capital leases, including
  current portion                                       $ 81,106,845          $ 70,081,845         $ 76,081,846
                                                        ============          ============         ============

         (a) Based on quoted market prices for these or similar items.

         (b) Calculated based on the change in discounted cash flow.

RISK FACTORS

Significant Leverage and Debt Service

         The Company has significant outstanding indebtedness and is significantly leveraged. As of December 31, 1998, the Company had approximately $82.7 million of indebtedness outstanding and approximately $15.0 million of secured indebtedness available to be incurred under the New Credit Facility, which availability is reduced by an approximately $6.1 million letter of credit issued thereunder.

         The degree to which the Company is leveraged as a result of the Transactions could have important consequences to the Company, including, but not limited to, (i) increasing the Company's vulnerability to adverse general economic and industry conditions, (ii) limiting the Company's ability to obtain additional financing for future capital expenditures, general corporate or other purposes, (iii) requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, indebtedness, thereby reducing the funds available for operations and future business opportunities, (iv) limiting the Company's flexibility in reacting to changes in its business and the industry and (v) placing the Company at a competitive disadvantage vis-a-vis less leveraged competitors. In addition, the Indenture and the New Credit Facility contain financial and other restrictive covenants that limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company. In addition, the degree to which the Company is leveraged could prevent it from repurchasing all of the Notes tendered to it upon the occurrence of a change of control.

         There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the New Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs, including the construction of a fourth smelting furnace. In addition, the Company may need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Restrictive Covenants

         The New Credit Facility and the Indenture contain numerous restrictive covenants which limit, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to pay dividends or make other restricted payments, to make investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets to, or merge or consolidate with, another entity. The New Credit Facility also contains a number of financial covenants that require the Company to meet certain financial ratios and tests and provides that a "change of control" constitutes an event of default thereunder. A failure to comply with the obligations contained in the New Credit Facility or the Indenture, if not cured or waived, could permit acceleration of the related indebtedness and the acceleration of indebtedness under other instruments of the Company that contain cross-acceleration or cross-default provisions. Upon the occurrence of an event of default under the New Credit Facility, the lenders thereunder would be entitled to exercise the remedies available to a secured creditor under applicable law. If the Company were obligated to repay all or a significant portion of its indebtedness, there can be no assurance that it would have sufficient cash to do so or that it could successfully refinance such indebtedness. In addition, other indebtedness that the Company may incur in the future may contain financial or other covenants more restrictive than those contained in the New Credit Facility or the Indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Importance of Key Customers

         Certain of the Company's customers are material to its business and operations. In 1998, Dow Corning accounted for approximately $22.7 million, or approximately 40%, of net sales; G.E. Silicones accounted for approximately $6.3 million, or approximately 11%, of net sales; Wabash Alloys accounted for approximately $11.1 million, or approximately 19%, of net sales; and Alcan accounted for approximately $4.5 million, or approximately 8%, of net sales. In 1998, the Company's five largest customers accounted for approximately $46.3 million, or approximately 81%, of net sales. Dow Corning is currently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code.

         The Company's prospects depend on the success of its customers, as well as its customers' retention of the Company as a significant supplier of silicon metal. A significant part of the Company's business strategy is directed toward strengthening its relationships with its major customers that purchase chemical grade silicon metal, such as G.E. Silicones and Dow Corning. The Company does not generally have long-term contracts with its major customers and the loss of any major customer, or a significant reduction of the Company's business with any of them, would have a material adverse effect on the Company. See "-- Competition."

Dependence on Supply of Electrical Power

         The production of silicon metal is heavily dependent upon a reliable supply of electrical power. The Company's electrical power is supplied by APCo through a dedicated 110,000 volt line. The Facility operates twenty four hours a day, seven days per week. Any interruption in the supply of electrical power to the Facility would adversely effect production levels and a sustained interruption in the power supply would have a material adverse effect on the Company.

Competition

         The silicon metal manufacturing industry is highly competitive. A number of the Company's competitors are significantly larger and have greater financial resources than the Company. In addition, certain of the Company's major customers have in the past manufactured silicon metal for their own use, thereby reducing their need to purchase silicon metal from suppliers such as the Company. The resumption of silicon metal manufacturing by one or more of these major customers would thus reduce the quantity of silicon metal purchased from the Company and could have a material adverse effect on the Company. There can be no assurance that the Company will be able to continue to compete successfully in silicon metal manufacturing or that the Company will maintain or increase its sales of chemical grade and specialty aluminum grade silicon metal. See "Business -- Competition."

Anti-Dumping Duties on Foreign Competitors' Products

         In 1990 and 1991, domestic producers of silicon metal successfully prosecuted anti-dumping actions against unfairly traded imports of silicon metal from the PRC, Brazil and Argentina. These actions were brought under the anti-dumping provisions of the Tariff Act of 1930, as amended. Under that statute, an anti-dumping duty order may be issued if a domestic industry establishes in proceedings before the United States Department of Commerce and the United States International Trade Commission that imports from the country (or countries) covered by the action(s) are being sold at less than normal value and are causing material injury or threat of such injury to the domestic industry. An anti-dumping order requires special duties to be imposed in the amount of the margin of dumping (i.e., the percentage difference between the United States price for the goods received by the foreign producer or exporter and the normal value of the merchandise).

         Once an order is in place, each year foreign producers, importers, domestic producers and other interested parties may request a new investigation (or "administrative review") to determine the margin of dumping during the immediately preceding year. The rates calculated in these administrative reviews (or the existing rates if no review is requested) are used to assess anti-dumping duties on imports during the review period and to collect cash deposits on future imports. An administrative review covering five Brazilian producers and a review covering two PRC exporters are now in progress. The rates established in these reviews and in future reviews will depend upon the prices and costs during the periods covered by the reviews, the methodologies applied and other factors. Anti-dumping orders remain in effect until they are revoked. In order for an individual foreign producer or exporter to qualify for revocation of an anti-dumping order, the United States Department of Commerce must conclude that the producer or exporter has sold the merchandise at not less than normal value for a period of at least three consecutive years and is not likely to sell the merchandise at less than normal value in the future. Anti-dumping orders may also be revoked as a result of periodic "sunset reviews."

         No assurance can be given that one or more of such anti-dumping orders will not be revoked or that effective duty rates will continue to be imposed. Any such revocation or the imposition of ineffective duty rates could have a material adverse effect on the Company. See "Business -- Environmental and Regulatory Matters -- Anti-Dumping Duties on Foreign Competitors' Products."

Environmental Laws and Regulations

         The Company is subject to extensive federal, state and local environmental laws and regulations governing the discharge, emission, storage, handling and disposal of a variety of substances and wastes used in or resulting from the Company's operations. There can be no assurance that environmental laws or regulations (or the interpretation of existing laws or regulations) will not become more stringent in the future, that the Company will not incur substantial costs in the future to comply with such requirements or that the Company will not discover currently unknown environmental problems or conditions. Any such event could have a material adverse effect on the Company. See "Business -- Environmental and Regulatory Matters -- Environmental."

Dependence on Key Personnel

         The Company's operations are dependent, to a significant extent, on the continued employment of each Senior Manager, with whom it has entered into employment agreements containing non-compete provisions. If these employees of the Company become unable to continue in their respective roles, or if the Company is unable to attract and retain other skilled employees, the Company's results of operations and financial condition could be adversely effected.

Control by Investors

         As a result of the Acquisition and the Merger, 100% of the outstanding shares of the Company's common stock is directly owned by Holdings. Holdings has no business other than holding the capital stock of the Company, which is the sole source of Holdings' financial resources. Holdings is controlled by CGW, which beneficially owns shares representing 79.8% of the voting power of Holdings (on a fully diluted basis) and has the power to elect all of the directors of Holdings. Accordingly, CGW, through its control of Holdings, controls the Company and has the power to elect all of its directors, appoint new management and approve any action requiring the approval of the holders of the Company's common stock, including adopting amendments to the Company's Certificate of Incorporation and approving mergers or sales of substantially all of the Company's assets. The directors elected by Holdings have the authority to make decisions affecting the capital structure of the Company, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. See "Certain Relationships and Related Transactions" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures about Market Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and financial statement schedules in Part IV,
Item 14(a)(1) and (2) of this report are incorporated by reference into this
Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND OFFICERS OF THE COMPANY

         Set forth below are the names and positions of the directors, officers and significant employees of the Company.

                                      NAME               AGE                  POSITION
                              ----------------------     ---  ---------------------------------------------
                              C. Edward Boardwine...     52   President, Chief Executive Officer and
                                                              Director
                              Dwight L. Goff........     44   Vice President
                              R. Myles Cowan, II....     47   Vice President of Finance
                              Howard L. McHenry.....     55   Senior Metallurgist
                              Roger Hall............     57   Superintendent of Engineering and Maintenance
                              Edwin A. Wahlen, Jr...     51   Director
                              William A. Davies.....     53   Director
                              James A. O'Donnell....     46   Director

         C. EDWARD BOARDWINE has been the President and Chief Executive Officer of the Company since February 1995. Prior to joining the Company, he was Vice President -- Silicon Metal Division of Elkem ASA, a ferroalloy and silicon metal manufacturer based in Oslo, Norway, since July 1990. Mr. Boardwine became a director of the Company on the Acquisition Date.

         DWIGHT L. GOFF has been the Vice President of the Company since February 1995. Prior to joining the Company, he was President of Elkem Materials, Inc., a microsilica marketing company, since November 1989. In addition, from June 1989 until February 1995, Mr. Goff was the Division Controller for the Silicon Metal Division of Elkem Metals, a ferroalloy manufacturer.

         R. MYLES COWAN, II has been the Vice President -- Finance of the Company since October 1995. Prior to joining the Company, he was employed by the Thermal Components Group, a division of Insilco Corporation, a diversified manufacturing company, since October 1990, where he had most recently been Director of Business Planning. Mr. Cowan filed a voluntary petition under Chapter 7 of the Bankruptcy Code in December 1995, and the case resulting therefrom was discharged in April 1996.

         HOWARD L. MCHENRY has been the Senior Metallurgist of the Company since July 1995. Prior thereto, he was employed by Elkem Metals since July 1981, where he had most recently been the Senior Metallurgist.

         ROGER HALL has been the Superintendent of Engineering and Maintenance of the Company since February 1995. Prior thereto, he was employed in a similar capacity by SiMETCO at the Facility since May 1988.

         EDWIN A. WAHLEN, JR. is a member of CGW Southeast III, L.L.C., the general partner of CGW (the "General Partner") and is jointly responsible for all major decisions of the General Partner. Mr. Wahlen is also a member of CGW Southeast Management III, L.L.C. (the "Management Company"), an affiliate of CGW. Mr. Wahlen has been a member of the General Partner, the Management Company or affiliated entities for more than five years. He is a director of AMRESCO, Inc., Cameron Ashley Building Products, Inc. and several private companies. Mr. Wahlen became a director of the Company on the Acquisition Date.

         WILLIAM A. DAVIES is a member of the General Partner, and is responsible for sourcing, structuring and negotiating transactions, participating in strategic planning with members of management of various CGW portfolio companies to increase value and manage exit strategies. Mr. Davies has been a member of the General Partner or an employee of affiliates of the General Partner for more than five years. He is a director of Gorges/Quik-to-Fix Foods, Inc. and several private companies. Mr. Davies became a director of the Company on the Acquisition Date.

         JAMES A. O'DONNELL has been a member of the General Partner since 1995, and is responsible for sourcing, structuring and negotiating transactions, participating in strategic planning with members of management of various CGW portfolio companies to increase value and manage exit strategies. Mr. O'Donnell has been a general partner of Sherry Lane Partners, a private equity investment firm based in Dallas, Texas since 1992. Also, Mr. O'Donnell has been a general partner of O'Donnell & Masur, a private equity investment firm based in Dallas, Texas, since 1989. He is a director of Bestway Rental, Inc., Gorges/Quik-to-Fix Foods, Inc. and several private companies. Mr. O'Donnell became a director of the Company on the Acquisition Date.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation earned during the years ended December 31, 1998 and 1997 by the Chief Executive Officer of the Company and each other executive officer of the Company who served as such at December 31, 1998 and whose total salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"). The Company did not grant any stock appreciation rights or make any long-term incentive plan payouts during the periods shown.

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION       LONG TERM COMPENSATION
                                                -------------------       ----------------------
                                                                                AWARDS
                                                                                ------
                                                                               SECURITIES                 ALL OTHER
   NAME AND PRINCIPAL POSITION       YEAR      SALARY($)     BONUS($)     UNDERLYING OPTIONS(#)         COMPENSATION($)
--------------------------------     ----     ---------     --------      ---------------------         ---------------
C. Edward Boardwine,                 1998      197,310        75,768              109                     1,186,769(1)
  President and Chief Executive      1997      189,545       123,545               --                        11,185(2)
  Officer

Dwight L. Goff,                      1998       97,423        33,776               --                       196,250(3)
  Vice President                     1997       95,206        54,000               --                           --

R. Myles Cowan, II,                  1998       88,196        29,527               --                       196,250(3)
  Vice President-- Finance           1997       83,000        49,800               --                           --

----------

(1) Includes $9,274 for premiums paid by the Company with respect to a split dollar life insurance policy for Mr. Boardwine and $1,177,495 with respect to a one-time bonus paid in connection with the Acquisition.

(2) Includes $8,567 for premiums paid by the Company with respect to a split dollar life insurance policy for Mr. Boardwine and $2,618 for payments made by the Company to Mr. Boardwine with respect to a mortgage interest differential. The mortgage interest differential was paid to Mr. Boardwine in connection with his relocation to Mt. Meigs, Alabama from Pennsylvania and represents the difference that he must pay due to the greater interest rate under his current home mortgage as compared to his prior mortgage in Pennsylvania.

(3) Reflects a one-time bonus paid in connection with the Acquisition.

OPTION GRANTS

         The following table sets forth information regarding options to acquire shares of the common stock of the Company that were granted during the year ended December 31, 1998. See "-- Stock Incentive Plan" for information regarding options for shares of the capital stock of Holdings.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                  INDIVIDUAL GRANTS
                      -----------------------------------------------------------------------
                       NUMBER OF      PERCENT OF                                                   GRANT DATE
                       SECURITIES   TOTAL OPTIONS                                                    VALUE
                       UNDERLYING     GRANTED TO                    MARKET PRICE                 -------------
                        OPTIONS      EMPLOYEES IN     EXERCISE       ON DATE OF    EXPIRATION      GRANT DATE
                        GRANTED     FISCAL YEAR     OR BASE PRICE      GRANT          DATE        PRESENT VALUE
                       ----------   -------------   -------------   ------------   -----------   --------------
NAME
C. Edward Boardwine       109            100%           $100           $6,126(1)   3/31/08        $656,834(2)

Dwight L. Goff              0             --              --               --           --              --

R. Myles Cowan, II          0             --              --               --           --              --

(1) The options to acquire 109 shares of the common stock of SIMCALA were granted to Mr. Boardwine on March 31, 1998 and immediately exercised, and the shares were then sold by Mr. Boardwine in connection with the Acquisition. The market price on date of grant is based on the price per share paid by SAC in connection with the Acquisition.

(2) The grant date present value is based on the difference between the option exercise price of $100 and the fair market value of $6,126 per share at March 31, 1998 multiplied by the number of shares underlying the options.

OPTION EXERCISES

         The following table sets forth information regarding options to acquire shares of the common stock of the Company that were exercised during the year ended December 31, 1998. No unexercised options for shares of the common stock of the Company were held by the Named Executive Officers at December 31, 1998. See "-- Stock Incentive Plan" for information regarding options for shares of the capital stock of Holdings.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR





                                   SHARES
                                ACQUIRED ON
NAME                              EXERCISE    VALUE REALIZED(1)
----                            -----------   ----------------
C. Edward Boardwine                 671         $4,110,443

Dwight L. Goff                      109            667,717

R. Myles Cowan, II                  109            667,717

--------------
(1) Each of the Named Executive Officers exercised all of their options on March 31, 1998 and immediately sold their shares in connection with the Acquisition. The value realized is based on the price per share paid by SAC in the Acquisition, which was approximately $6,126. In accordance with the terms of the Acquisition, no exercise price was payable by the Named Executive Officers with respect to their options.

EMPLOYMENT AGREEMENTS

         SIMCALA has an employment agreement (collectively, the "Employment Agreements") with each Senior Manager (previously defined herein as Messrs. Boardwine, Goff and Cowan) for a term expiring on the fifth anniversary of the Acquisition Date. The Company has the right to terminate the Employment Agreements at any time prior to their scheduled expiration upon thirty (30) days written notice. However, if a Senior Manager is terminated other than for cause, whether pursuant to such Senior Manager's Employment Agreement or following the termination or expiration of the term of such Employment Agreement, such Senior Manager will receive, in addition to earned salary and bonus, a severance payment equal to 12 months' base salary. If a Senior Manager is terminated for cause, death or disability, or upon the voluntary termination by such Senior Manager of his employment under such Senior Manager's Employment Agreement, such Senior Manager will receive only earned salary and, in the case of termination due to death or disability, bonus due as of the date of termination. The Employment Agreements also contain non-competition, non-solicitation and confidentiality provisions.

         Mr. Boardwine's Employment Agreement provides for a base salary of $205,000, Mr. Goff's Employment Agreement provides for a base salary of $100,000, and Mr. Cowan's Employment Agreement provides for a base salary of $90,000. Mr. Boardwine is eligible to receive a bonus of up to 75% of his base salary, while Messrs. Goff and Cowan are eligible to receive a bonus of up to 65% of their respective base salaries. Half of the bonus available to the Senior Managers is awarded based upon earnings of the Company (subject to certain adjustments) if certain performance targets of the Company are reached. The other half of the bonus is awarded to each Senior Manager and paid at the discretion of the Company's Board of Directors. The amount of any discretionary bonus awarded is based primarily on the performance of the Company and whether and to what extent it achieves or exceeds its annual budget.

STOCK INCENTIVE PLAN

         Holdings has adopted a Stock Incentive Plan (the "Plan") pursuant to which options (the "Options") to purchase up to 8,000 shares of the capital stock of Holdings (the "Holdings Stock") may be granted to the Senior Management or other employees selected for participation in the Plan by the Compensation Committee of the Company's Board of Directors. At the time of the Acquisition Closing, Messrs. Boardwine, Goff and Cowan were issued Options to acquire 2,046, 512 and 512 shares, respectively, of Holdings Stock. The Options are subject to a five-year vesting period and the Options issued on the Acquisition Date are exercisable at an initial price per share of $1,000. The Options will immediately and fully vest in the event of a merger or consolidation of Holdings with, or the sale of substantially all of the assets or stock of Holdings to, any person other than CGW or a CGW affiliate. The term of the Options expires ten years from the date of grant. The Plan also provides for other equity-based forms of incentive compensation in addition to the Options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Holdings owns 100% of the issued and outstanding capital stock of the Company. The issued and outstanding Holdings Stock is owned 90.9% by CGW and 9.1% by the Senior Management. Affiliated entities of each of Edwin A. Wahlen, Jr., William A. Davies and James A. O'Donnell are limited partners of CGW. See "Directors and Executive Officers of the Registrant" and "Certain Relationships and Related Transactions."

         The following table sets forth, as of March 1, 1999, certain additional information regarding the ownership of the Holdings Stock by: (i) each director of the Company; (ii) each executive officer of the Company; (iii) all directors and executive officers of the Company as a group; and (iv) each person known to the Company to be the beneficial owner of more than 5% of the Holdings Stock.


                                                                                   PERCENT OF ALL
                                                               NUMBER OF SHARES    HOLDINGS STOCK
                            NAME OF STOCKHOLDER              BENEFICIALLY OWNED(1)   OUTSTANDING
               --------------------------------------------  --------------------- ---------------
               CGW Southeast Partners III, L.P.(2)........          20,000              90.9%
                 Edwin A. Wahlen, Jr.
                 William A. Davies
                 James A. O'Donnell

               C. Edward Boardwine(3).....................           1,655               7.5%
               Dwight L. Goff.............................             195               0.9%
               R. Myles Cowan, II.........................             150               0.7%

               All directors and executive officers as a
                group (6 persons)(2)......................          22,000               100%


----------

(1) Excludes 2,046, 512, and 512 shares of Holdings Stock which may be acquired upon the exercise of Options granted to Messrs. Boardwine, Goff and Cowan, respectively, on the Acquisition Date. None of these Options will begin to vest until March 31, 1999.

(2) Messrs. Wahlen, Davies and O'Donnell may be deemed to beneficially own the shares of Holdings Stock held of record by CGW because they are members of the General Partner and may therefore be deemed to share voting and investment power with respect to such shares. The business address of CGW and Messrs. Wahlen, Davies and O'Donnell is 12 Piedmont Center,
    Suite 210, Atlanta, Georgia 30305.

(3) The business address of Mr. Boardwine is SIMCALA, Inc., Ohio Ferro Alloys Road, Mt. Meigs, Alabama 36057.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

SHAREHOLDERS AGREEMENT

         On the Acquisition Date, CGW and the Senior Management, as the shareholders of Holdings, entered into a Shareholders Agreement (the "Shareholders Agreement"). All future purchasers of Holdings Stock will be required to enter into the Shareholders Agreement. The Shareholders Agreement contains restrictions on the transferability of the Holdings Stock and other rights and obligations of Holdings, CGW and the Senior Management with respect to the Holdings Stock.

         In addition, the Shareholders Agreement grants to the Senior Managers pre-emptive rights, exercisable pro rata in accordance with their respective ownership of Holdings Stock, to purchase shares or equity securities of Holdings (other than shares of capital stock issued upon exercise of options, rights, awards or grants pursuant to the Plan). The Shareholders Agreement also provides for certain co-sale rights of the Senior Managers in the event CGW elects to sell all or a portion of its shares of Holdings Stock and co-sale obligations of the Senior Managers in the event of a sale of Holdings or its subsidiaries (including SIMCALA). Holdings has a right of first refusal in connection with any proposed sale by any Senior Manager of his investment in Holdings.

         The Shareholders Agreement further provides that if a Senior Manager's employment is terminated for any reason other than for cause, such Senior Manager will have the right to sell to Holdings any shares of Holdings Stock owned by such Senior Manager at the greater of cost or fair value. Such right is exercisable within one month (six months in the event of the death or disability of the Senior Manager) following such termination of employment of the Senior Manager. If a Senior Manager's employment is terminated for cause, Holdings will have the right, exercisable within 120 days following such termination, to repurchase any shares of Holdings Stock owned by such Senior Manager at the lesser of cost or fair value. Fair value of the repurchased shares will be determined by agreement between Holdings and the Senior Manager whose shares are being repurchased or, failing such agreement, by an independent appraiser.

         If Holdings is unable to, or elects not to, exercise any right to purchase such shares of capital stock from a Senior Manager or his transferee, Holdings may assign such right to CGW, which may then exercise such right with respect to the purchase of such shares of capital stock as to which such right is assigned.

TRANSACTIONS WITH CGW, ITS AFFILIATES AND CERTAIN STOCKHOLDERS

         On the Acquisition Date, the General Partner entered into a consulting agreement (the "Consulting Agreement") with the Company whereby the Company pays the General Partner a monthly retainer fee of $15,000 for financial and management consulting services. The General Partner may also receive additional compensation if approved by the Board of Directors of the Company at the end of each fiscal year of the Company, based upon the overall performance of the Company. The Company paid the General Partner additional compensation in the amount of $22,000 in 1998. The Consulting Agreement expires five years from the Acquisition Date. On the Acquisition Date, the General Partner delegated its rights and obligations under the Consulting Agreement to the Management Company, an affiliate of CGW. On the Acquisition Date, the Company also paid to the Management Company an investment banking fee of $1.35 million for its services in assisting the Company in structuring and negotiating the Transactions.

         Messrs. Wahlen, Davies and O'Donnell are each a director of the Company and a member of the General Partner. Mr. Wahlen is also a member of the Management Company.

         In June 1997, Mr. Cowan received a loan of $75,000 from a third-party lender, which was guaranteed by the Company. This guarantee was terminated on the Acquisition Date.

         In connection with the exercise of certain stock options by members of Senior Management immediately prior to the Acquisition Date, the Company was responsible to certain tax authorities for payment of $1,799,863 of withholding taxes (the "Tax Obligation") by June 15, 1998. Upon the payment by the Company of the Tax Obligation, each of the members of Senior Management reimbursed the Company for his pro rata portion of the Tax Obligation. C. Edward Boardwine, Dwight L. Goff and R. Myles Cowan, II reimbursed the Company $1,358,501, $220,681 and $220,681, respectively.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

         The Certificate of Incorporation of the Company contains a provision eliminating, to the full extent permitted by Delaware law or any other applicable law, the personal liability of directors to the Company or its stockholders with respect to any acts or omissions in the performance of a director's duties as a director of the Company. The Certificate of Incorporation of the Company also provides that directors and officers of the Company will be indemnified by the Company to the full extent permitted by Delaware law or any other applicable law, but the Company may enter into agreements providing for greater or different indemnification.

         The Articles of Incorporation of Holdings contains a provision eliminating the personal liability of directors to Holdings or its shareholders for monetary damages for breaches of their duty of care or other duty as a director, except in certain prescribed circumstances. The Bylaws of Holdings provide that directors and officers of Holdings will be indemnified by Holdings to the extent allowed by Georgia law, against all expenses, judgments, fines and amounts paid in settlement that are actually and reasonably incurred in connection with service for or on behalf of Holdings. The Bylaws of Holdings further provide that Holdings may purchase and maintain insurance on behalf of its directors and officers whether or not Holdings would have the power to indemnify such directors and officers against any liability under Georgia law.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      1.  FINANCIAL STATEMENTS

         The following financial statements of SIMCALA, Inc., incorporated by reference into Item 8, are attached hereto:

Independent Auditors' Reports

Balance Sheets as of December 31, 1998 and December 31, 1997

Statements of Operations for the nine months ended December 31, 1998, the three months ended March 31, 1998, and the years ended December 31, 1997 and December 31, 1996

Statements of Changes in Shareholders' Equity for the nine months ended December 31, 1998, the three months ended March 31, 1998, and the years ended December 31, 1997 and December 31, 1996

Statements of Cash Flows for the nine months ended December 31, 1998, the three months ended March 31, 1998, and the years ended December 31, 1997 and December 31, 1996

Notes to Financial Statements

         2.  FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule of SIMCALA, Inc. is attached hereto:

         Schedule II -- Valuation and Qualifying Account of SIMCALA, Inc. for the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and the nine months ended December 31, 1998

         All other schedules have been omitted, as they are not required under the related instructions or are inapplicable, or because the information required is included in the consolidated financial statements.

         3.  EXHIBITS

         The exhibits indicated below are either included or incorporated by reference herein, as indicated.

  EXHIBIT
  NUMBER                                  DESCRIPTION
  -------         -------------------------------------------------------------
  [S]             [C]
     2.1          Stock Purchase Agreement dated as of February 10, 1998, as amended by the amendment thereto dated as of March 4, 1998, among SIMCALA, Inc., SAC Acquisition Corp. and the selling stockholders party thereto (incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form
                  S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

     2.2 Purchase Agreement dated March 24, 1998 between SAC Acquisition Corp. and NationsBanc Montgomery Securities LLC (incorporated by reference from Exhibit 2.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

     2.3 Purchase Agreement Supplement dated as of March 31, 1998 between SIMCALA, Inc. and NationsBanc Montgomery Securities LLC (incorporated by reference from Exhibit 2.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

     2.4 Agreement and Plan of Merger dated as of March 31, 1998 between SAC Acquisition Corp. and SIMCALA, Inc. (incorporated by reference from Exhibit 2.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

     3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

     3.2          Bylaws of the Company (incorporated by reference from Exhibit
                  3.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

     4.1 Indenture dated as of March 31, 1998 between SAC Acquisition Corp. and IBJ Schroder Bank & Trust Company, as trustee (incorporated by reference from Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

     4.2 Supplemental Indenture dated as of March 31, 1998 between SIMCALA, Inc. and IBJ Schroder Bank & Trust Company, as trustee (incorporated by reference from Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

     4.3 Registration Rights Agreement dated as of March 31, 1998 between SAC Acquisition Corp. and NationsBanc Montgomery Securities LLC (incorporated by reference from Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

     4.4 Registration Rights Agreement Supplement dated as of March 31, 1998 between SIMCALA, Inc. and NationsBanc Montgomery Securities LLC (incorporated by reference from Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

     4.5          Form of 9 5/8% Senior Notes due 2006, Series A (included in
                  Exhibit 4.1 as exhibit A-1 thereto).

    10.1 Agreement for Investment Banking Services dated March 31, 1998 between SIMCALA, Inc. and CGW Southeast Management III, L.L.C. (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

    10.2 Agreement for Consulting Services dated March 31, 1998 between SIMCALA, Inc. and CGW Southeast III, L.L.C. (incorporated by reference from Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

    10.3 Credit Agreement dated as of March 31, 1998 among SIMCALA, Inc., as borrower, SIMCALA Holdings, Inc., as guarantor, the lenders party thereto, and NationsBank, N.A., as agent (incorporated by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

    10.4 Pledge Agreement dated as of March 31, 1998 among SIMCALA Holdings, Inc., SIMCALA, Inc. and NationsBank, N.A., as agent (incorporated by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

    10.5 Security Agreement dated as of March 31, 1998 among SIMCALA Holdings, Inc., SIMCALA, Inc. and NationsBank, N.A., as agent (incorporated by reference from Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

    10.6 Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement given as of March 31, 1998 by SIMCALA, Inc. and The Industrial Development Board of the City of Montgomery in favor of NationsBank, N.A. (incorporated by reference from Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

    10.7 Consolidated, Amended, and Restated Lease Agreement dated as of January 1, 1995 between the Industrial Development Board of the City of Montgomery, as lessor, and SIMCALA, Inc., as lessee (incorporated by reference from Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

  10.8 Loan Agreement dated as of January 1, 1995 between the State Industrial Development Authority, as lender, and SIMCALA, Inc. and the Industrial Development Board of the City of Montgomery, as borrowers (incorporated by reference from Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

  10.9 Contract for Electric Power dated February 8, 1995 between Alabama Power Company and SIMCALA, Inc., as amended by the amendment thereto dated July 8, 1997 (incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).*

  10.10 Supply Agreement dated August 3, 1997 between Alcan Ingot & Recycling and SIMCALA, Inc. (incorporated by reference from Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).*

  10.11 Silicon Metal Purchase Agreement dated December 30, 1998 between Wabash Alloys, L.L.C. and SIMCALA, Inc.**,***

  10.12 Supply Agreement dated as of January 1, 1998 between SIMCALA, Inc. and Dow Corning Corporation.**,***

  10.13 Employment and Confidentiality Agreement dated February 10, 1998 between SAC Acquisition Corp. and Dwight L. Goff (incorporated by reference from Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

  10.14 Employment and Confidentiality Agreement dated February 10, 1998 between SAC Acquisition Corp. and R. Myles Cowan (incorporated by reference from Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

  10.15 Employment and Confidentiality Agreement dated February 10, 1998 between SAC Acquisition Corp. and C. Edward Boardwine (incorporated by reference from Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

  10.16 1995-2000 Basic Labor Agreement and Seniority Rules and Regulations dated August 8, 1995 between United Steelworkers of America (AFL-CIO) and SIMCALA, Inc. (incorporated by reference from Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

   10.17 Escrow Agreement dated as of March 31, 1998 between (i) the selling stockholders party to the Stock Purchase Agreement dated as of February 10, 1998 among SIMCALA, Inc., SAC Acquisition Corp. and such selling stockholders and (ii) SIMCALA, Inc. (incorporated by reference from Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

   10.18 Shareholders Agreement dated as of March 31, 1998 among SIMCALA Holdings, Inc., CGW Southeast Partners III, L.P., Carl Edward Boardwine, Dwight L. Goff and R. Myles Cowan (incorporated by reference from Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

   10.19 Letter Amendment to Credit Agreement dated November 9, 1998 among SIMCALA, Inc., SIMCALA Holdings, Inc. and NationsBank, N.A.***

   10.20 Second Amendment to Credit Agreement dated as of January 25, 1999 among SIMCALA, Inc., SIMCALA Holdings, Inc. and NationsBank, N.A.***

   27.1           Financial Data Schedule (for SEC use only).***

   99.1 Form of Non-Qualified Stock Option Agreement of SIMCALA Holdings, Inc. (incorporated by reference from Exhibit 99.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

   99.2 SIMCALA Holdings, Inc. 1998 Stock Incentive Plan (incorporated by reference from Exhibit 99.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).


----------

* Confidential treatment has been granted by the Securities and Exchange Commission (the ""Commission") for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act.

** Certain portions of this Exhibit have been deleted and confidentially filed with the Commission pursuant to a confidential treatment request under Rule 406 under the Securities Act.

***      Filed Herewith

 (B)     REPORTS ON FORM 8-K

         None

(C)      EXHIBITS

         See Item 14(a)(3) above.

(D)      FINANCIAL STATEMENT SCHEDULES

         See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                                         SIMCALA, INC.

                                         BY: /s/ William A. Davies
                                            ------------------------------------
                                             William A. Davies
                                             Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 1999.

          SIGNATURE                                            TITLE
          ---------                                            -----
/s/ William A. Davies                     Chairman of the Board
---------------------------------
          William A. Davies

/s/ C. Edward Boardwine                   President, Chief Executive Officer and Director
---------------------------------
          C. Edward Boardwine

/s/ Dwight L. Goff                        Vice President
---------------------------------
          Dwight L. Goff

/s/ R. Myles Cowan, II                    Vice President of Finance (Principal Accounting and
---------------------------------         Financial Officer)
          R. Myles Cowan, II

/s/ Edwin A. Wahlen, Jr.                  Director
---------------------------------
          Edwin A. Wahlen, Jr.

/s/ James A. O'Donnell                    Director
---------------------------------
          James A. O'Donnell

                                                                     SCHEDULE II


SIMCALA, INC.

VALUATION AND QUALIFYING ACCOUNT
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997, THE THREE MONTHS
ENDED MARCH 31, 1998 AND THE NINE MONTHS ENDED DECEMBER 31, 1998

------------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                            ------------------------------
                                                                               RECOVERY        DEDUCTIONS-
                                         BALANCE AT                           OF AMOUNTS         AMOUNTS
                                         BEGINNING          CHARGED TO           FROM          WRITTEN OFF           BALANCE AT
                                             OF             COSTS AND         INSURANCE            AS                   END
                      DESCRIPTION          PERIOD            EXPENSES           POLICY        UNCOLLECTIBLE          OF PERIOD
Year ended December 31, 1996             $ 101,644           $ 90,000                              $ 84,372           $ 107,272

Year ended December 31, 1997               107,272                               $ 8,846             38,682              77,436

Three months ended March 31, 1998           77,436                                                                       77,436
====================================================================================================================================
Nine months ended December 31, 1998      $    -                                                                       $    -



                                  SIMCALA, Inc.

                          Index to Financial Statements

                                                                                                    PAGE
                                                                                                    -----
Independent Auditors' Report.................................................................        F-1

Independent Auditors' Report.................................................................        F-2

Balance Sheets as of December 31, 1998 and December 31, 1997.................................        F-3

Statements of Operations for the nine months ended December 31, 1998, the three months ended March 31, 1998, and the years ended December 31, 1997 and December 31,
1996.........................................................................................        F-4

Statements of Changes in Shareholders' Equity for the nine months ended December 31, 1998, the three months ended March 31, 1998, and the years ended December 31, 1997 and December
31, 1996 ....................................................................................        F-5

Statements of Cash Flows for the nine months ended December 31, 1998, the three months ended
March 31, 1998, and the years ended December 31, 1997 and December 31, 1996..................        F-6

Notes to Financial Statements................................................................        F-8



     All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the financial statements.

INDEPENDENT AUDITORS' REPORT


Board of Directors
Simcala, Inc.

We have audited the accompanying balance sheet of SIMCALA, Inc. (the "Company") as of December 31, 1998 and the related statements of operations, changes in shareholders' equity, and cash flows for the nine months in the period then ended. We have also audited the accompanying balance sheet of the Predecessor (Note 1) as of December 31, 1997 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended and for the three months ended March 31, 1998. Our audits also included the financial statement schedule for the nine-month period ended December 31, 1998, the three-month period ended March 31, 1998 and the year ended December 31, 1997, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and of the Predecessor as of December 31, 1997 and the results of their operations and their cash flows for the nine months ended December 31, 1998 (Company), for the year ended December 31, 1997 (Predecessor), and for the three months ended March 31, 1998 (Predecessor) in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP


Atlanta, Georgia
February 26, 1999

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors, Inc.
SIMCALA, Inc.


We have audited the accompanying statements of operations, changes in shareholders' equity, and cash flows of SIMCALA, Inc. for the year ended December 31, 1996. Our audit also includes the financial statement schedule for the year ended December 31, 1996, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of SIMCALA, Inc. for the year ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                    Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 17, 1997

SIMCALA, INC.

BALANCE SHEETS

On March 31, 1998, SAC Acquisition Corp. ("SAC") acquired all of the outstanding capital stock of the Company and on such date SAC was merged into the Company. The purchase method of accounting was used to record assets acquired and liabilities assumed. As a result of purchase accounting, the accompanying financial statements of the Company and the Predecessor are not comparable in all material respects since the financial statements report financial position, results of operations, and cash flows of these two separate entities.



                                                                                             COMPANY         |       PREDECESSOR
                                                                                           DECEMBER 31,      |      DECEMBER 31,
ASSETS                                                                                         1998          |          1997
                                                                                                             |
                                                                                                             |
CURRENT ASSETS:                                                                                              |
  Cash and cash equivalents                                                               $  14,652,789      |      $    634,877
  Accounts receivable (less allowance for                                                                    |
    doubtful accounts of $77,436 in 1997)                                                     6,126,286      |         5,830,386
  Inventories                                                                                 3,416,277      |         2,663,941
  Deferred income taxes                                                                                      |         1,288,000
                                                                                                             |
  Other current assets                                                                          272,113      |           127,628
                                                                                          -------------      |      ------------
                                                                                                             |
        Total current assets                                                                 24,467,465      |        10,544,832
                                                                                                             |
PROPERTY, PLANT, AND EQUIPMENT:                                                                              |
  Land, building, and improvements                                                            1,720,075      |         1,294,032
  Machinery and equipment, furniture and fixtures                                            53,623,436      |        24,917,520
  Construction in-progress                                                                      436,184      |           281,876
                                                                                          -------------      |      ------------
                                                                                                             |
                                                                                             55,779,695      |        26,493,428
                                                                                                             |
    Accumulated depreciation                                                                 (2,974,138)     |        (4,045,499)
                                                                                          -------------      |      ------------
                                                                                                             |
        Property, plant, and equipment, net                                                  52,805,557      |        22,447,929
                                                                                                             |
INTANGIBLE ASSETS (net of accumulated amortization                                                           |
of $1,533,862 and $540,297 in 1998 and 1997, respectively)                                   38,252,601      |           669,778
                                                                                          -------------      |      ------------
                                                                                                             |
                                                                                                             |
                                                                                                             |
                                                                                          $ 115,525,623      |      $ 33,662,539
                                                                                          =============      |      ============
                                                                                                             |
                                                                                                             |
                                                                                                             |
  LIABILITIES AND SHAREHOLDERS' EQUITY                                                                       |
                                                                                                             |
  CURRENT LIABILITIES:                                                                                       |
    Accounts payable                                                                      $   3,330,469      |      $  5,327,055
    Accrued expenses                                                                          1,048,578      |           651,272
    Accrued interest payable                                                                  1,638,560      |           146,618
    Current maturities of interest-bearing, long-term debt and capital leases                    72,747      |         2,340,752
    Income taxes payable                                                                                     |         1,194,000
                                                                                          -------------      |      ------------
                                                                                                             |
                                                                                                             |
           Total current liabilities                                                          6,090,354      |         9,659,697
  INTEREST-BEARING, LONG-TERM DEBT AND CAPITAL LEASES -                                                      |
      Net of current portion                                                                 81,034,098      |        12,763,170
                                                                                                             |
                                                                                                             |
  DEFERRED INCOME TAXES                                                                      11,816,575      |         2,964,000
                                                                                          -------------      |      ------------
                                                                                                             |
                                                                                                             |
        Total liabilities                                                                    98,941,027      |        25,386,867
                                                                                                             |
  COMMITMENTS AND CONTINGENCIES (Note 12)                                                                    |
                                                                                                             |
                                                                                                             |
  SHAREHOLDERS' EQUITY:                                                                                      |
    Preferred stock (Series B preferred stock, 3,000 shares authorized, none                                 |
      issued and outstanding, $1.00 par value - Note 11)                                                     |
    Common stock, 20,000 shares authorized - 10,899 and 10,000 shares                                        |
      issued and outstanding, respectively, par value $.01                                          109      |               100
    Additional paid-in capital                                                               18,806,891      |         2,250,189
    Retained earnings (deficit)                                                              (2,222,404)     |         6,025,383
                                                                                          -------------      |      ------------
                                                                                                             |
        Total shareholders' equity                                                           16,584,596      |         8,275,672
                                                                                          -------------      |      ------------
                                                                                                             |
                                                                                                             |
                                                                                                             |
                                                                                                             |
                                                                                          $ 115,525,623      |      $ 33,662,539
                                                                                          =============      |      ============

See notes to financial statements.

SIMCALA, INC.


STATEMENTS OF OPERATIONS

On March 31, 1998, SAC Acquisition Corp. ("SAC") acquired all of the outstanding capital stock of the Company and on such date SAC merged into the Company. The purchase method of accounting was used to record assets acquired and liabilities assumed. As a result of purchase accounting, the accompanying financial statements of the Company and the Predecessor are not comparable in all material respects since the financial statements report financial position, results of operations, and cash flows of these two separate entities.


                                                 COMPANY                                      PREDECESSOR
                                               ------------     |     -----------------------------------------------------------
                                               NINE MONTHS      |
                                                  ENDED         |      THREE MONTHS                       YEAR ENDED
                                               DECEMBER 31,     |     ENDED MARCH 31,                    DECEMBER 31,
                                               ------------     |     -----------------------------------------------------------
                                                   1998         |          1998                   1997                   1996
                                                                |
                                                                |
                                                                |
NET SALES                                      $ 40,802,907     |      $ 14,853,920           $ 62,184,345           $ 52,407,269
                                                                |
COST OF GOODS SOLD                               36,906,111     |        11,678,879             47,972,065             42,797,540
                                               ------------     |      ------------           ------------           ------------
                                                                |
      Gross profit                                3,896,796     |         3,175,041             14,212,280              9,609,729
                                                                |
SELLING AND ADMINISTRATIVE EXPENSE                1,848,388     |         3,824,493              2,845,842              1,923,466
                                               ------------     |      ------------           ------------           ------------
                                                                |
OPERATING INCOME (LOSS)                           2,048,408     |          (649,452)            11,366,438              7,686,263
                                                                |
INTEREST EXPENSE                                  5,776,761     |           313,946              1,709,586              1,511,596
                                                                |
OTHER INCOME, NET                                 1,013,611     |           282,272                228,461                444,451
                                               ------------     |      ------------           ------------           ------------
                                                                |
INCOME (LOSS) BEFORE PROVISION                                  |
  FOR INCOME TAXES                               (2,714,742)    |          (681,126)             9,885,313              6,619,118
                                                                |
PROVISION (BENEFIT) FOR INCOME TAXES               (492,338)    |          (100,198)             3,514,000              1,169,000
                                               ------------     |      ------------           ------------           ------------
                                                                |
NET INCOME (LOSS)                              $ (2,222,404)    |      $   (580,928)          $  6,371,313           $  5,450,118
                                               ============     |      ============           ============           ============



See notes to financial statements.

SIMCALA, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

On March 31, 1998, SAC Acquisition Corp. ("SAC") acquired all of the outstanding capital stock of the Company and on such date SAC was merged into the Company. The purchase method of accounting was used to record assets acquired and liabilities assumed. As a result of purchase accounting, the accompanying financial statements of the Company and the Predecessor are not comparable in all material respects since the financial statements report financial position, results of operations, and cash flows of these two separate entities.



                                                  SERIES B                     ADDITIONAL          RETAINED
                                                 PREFERRED       COMMON         PAID-IN            EARNINGS
                                                   STOCK          STOCK         CAPITAL            (DEFICIT)            TOTAL

BALANCE - January 1, 1996                       $ 1,500,000       $ 100       $    999,900       $ (3,218,342)      $   (718,342)

  Conversion of preferred stock                                                    903,566                               903,566

  Net income                                                                                        5,450,118          5,450,118
                                                -----------       -----       ------------       ------------       ------------

BALANCE - December 31, 1996                       1,500,000         100          1,903,466          2,231,776          5,635,342

  Redemption of preferred stock                  (1,500,000)                                                          (1,500,000)

  Preferred stock dividend                                                                           (270,000)          (270,000)

  Payment to shareholders
    in conjunction with
    extinguishment of debt                                                                         (2,307,706)        (2,307,706)

  Compensation expense - stock options                                             346,723                               346,723

  Net income                                                                                        6,371,313          6,371,313
                                                -----------       -----       ------------       ------------       ------------

BALANCE - December 31, 1997                                         100          2,250,189          6,025,383          8,275,672

  Net loss                                                                                           (580,928)          (580,928)

  Tax benefit of exercise of
    stock options                                                                1,460,000                             1,460,000

  Issuance of stock for exercise
    of options                                                        9            903,651                               903,660
                                                -----------       -----       ------------       ------------       ------------

BALANCE - March 31, 1998                        $        --       $ 109       $  4,613,840       $  5,444,455       $ 10,058,404
                                                ===========       =====       ============       ============       ============
--------------------------------------------------------------------------------------------------------------------------------

  Issuance of stock                                               $ 109       $ 21,999,891                          $ 22,000,000

  Carryover basis adjustment                                                    (3,193,000)                           (3,193,000)

  Net loss                                                                                       $(2,222,404)         (2,222,404)
                                                                  -----       ------------       ------------       ------------

BALANCE - December 31, 1998                                       $ 109       $ 18,806,891       $ (2,222,404)      $ 16,584,596
                                                                  =====       ============       ============       ============

See notes to financial statements.

SIMCALA, INC.

STATEMENTS OF CASH FLOWS

On March 31, 1998, SAC Acquisition Corp. ("SAC") acquired all of the outstanding capital stock of the Company and on such date SAC was merged into the Company. The purchase method of accounting was used to record assets acquired and liabilities assumed. As a result of purchase accounting, the accompanying financial statements of the Company and the Predecessor are not comparable in all material respects since the financial statements report financial position, results of operations, and cash flows of these two separate entities.


                                                                                                    PREDECESSOR
                                                                      COMPANY     | ---------------------------------------------
                                                                    NINE MONTHS   | THREE MONTHS
                                                                       ENDED      |    ENDED                  YEAR ENDED
                                                                    DECEMBER 31,  |  MARCH 31,               DECEMBER 31,
                                                                    ------------  | ---------------------------------------------
                                                                        1998      |     1998            1997              1996
                                                                                  |
                                                                                  |
OPERATING ACTIVITIES:                                                             |
  Net income (loss)                                                 $ (2,222,404) | $  (580,928)    $ 6,371,313       $ 5,450,118
  Adjustments to reconcile net income (loss) to net cash                          |
    provided by (used in) operating activities:                                   |
      Depreciation                                                     2,974,138  |     447,674       1,766,377         1,350,782
      Amortization of intangible assets                                1,533,761  |       9,229         401,200           242,519
      Debt discount                                                               |      14,000          89,349           332,396
      Increase (decrease) in net deferred income tax liability          (492,338) |     800,000       1,267,000           409,000
      Noncash stock option compensation                                           |     903,680         346,723
      Other                                                                       |                                        91,644
      Change in assets and liabilities:                                           |
        Decrease (increase) in accounts receivable                     2,497,277  |      20,824        (784,808)         (758,012)
        Increase in other receivables                                             |  (2,806,751)
        Decrease (increase) in inventory                                (545,377) |    (206,968)       (702,590)          524,124
        Decrease (increase) in prepaid income taxes                     (125,000) |                     110,000          (110,000)
        Decrease (increase) in other assets                             (230,508) |     202,831          (9,193)         (183,550)
        Increase (decrease) in accounts payable and other                         |
          accrued expenses                                            (4,036,645) |   2,364,754       1,139,968         1,885,802
                                                                    ------------  | -----------     -----------       -----------
                                                                                  |
          Net cash provided by (used in) operating activities           (647,096) |   1,168,345       9,995,339         9,234,823
                                                                                  |
INVESTING ACTIVITIES - Purchase of property,                                      |
  plant, and equipment                                                (2,690,822) |  (1,184,422)     (2,074,521)       (6,913,146)
                                                                                  |
FINANCING ACTIVITIES:                                                             |
  Payments on noninterest-bearing debt                                            |                  (5,597,197)
  Repayments under line of credit, net                                            |                  (3,243,692)       (1,816,196)
  Borrowings (repayments) of long-term debt, net                         (66,625) |      39,085      (7,221,940)         (341,941)
  Additional long-term borrowings                                                 |                  13,000,000            14,392
  Redemption of preferred stock                                                   |                  (1,500,000)
  Preferred stock dividend                                                        |                    (270,000)
  Payment to shareholders                                                         |                  (2,307,706)
  Debt issuance cost                                                              |                    (331,697)
                                                                    ------------  | -----------     -----------       -----------
                                                                                  |
          Net cash provided by (used in) financing activities            (66,625) |      39,085      (7,472,232)       (2,143,745)
                                                                    ------------  | -----------     -----------       -----------
                                                                                  |
INCREASE (DECREASE) IN                                                            |
  CASH AND CASH EQUIVALENTS                                           (3,404,543) |      23,008         448,586           177,932
                                                                                  |
CASH AND CASH EQUIVALENTS:                                                        |
  Beginning of period                                                 18,057,332  |     634,877         186,291             8,359
                                                                    ------------  | -----------     -----------       -----------
                                                                                  |
  End of period                                                     $ 14,652,789  | $   657,885     $   634,877       $   186,291
                                                                    ============  | ===========     ===========       ===========

                                                                     (Continued)

SIMCALA, INC.

STATEMENTS OF CASH FLOWS


                                                                                                 PREDECESSOR
                                                                COMPANY    |  -----------------------------------------------
                                                              NINE MONTHS  |  THREE MONTHS
                                                                 ENDED     |     ENDED                 YEAR ENDED
                                                              DECEMBER 31, |    MARCH 31,               DECEMBER 31,
                                                              -----------  |  ------------      -----------------------------
                                                                  1998     |       1998             1997              1996
                                                                           |
                                                                           |
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                         |
  Cash paid for:                                                           |
  Interest                                                    $ 4,203,730  |   $   161,000      $ 1,559,742       $ 1,237,845
                                                              ===========  |   ===========      ===========       ===========
                                                                           |
  Income taxes                                                $   125,000  |   $   112,000      $   770,000       $   870,000
                                                              ===========  |   ===========      ===========       ===========

Noncash transactions:
  Conversion of preferred stock into debt                                                       $        --       $ 3,000,000
                                                                                                ===========       ===========

  Equipment acquired under capital lease                                                        $    70,000       $   150,250
                                                                                                ===========       ===========

See notes to financial statements.                                   (Concluded)

SIMCALA, INC.

                         NOTES TO FINANCIAL STATEMENTS
             AS OF DECEMBER 31, 1998 AND 1997, FOR THE NINE MONTHS
                ENDED DECEMBER 31, 1998, THE THREE MONTHS ENDED
           MARCH 31, 1998, AND THE TWO YEARS ENDED DECEMBER 31, 1997


1.       ORGANIZATION AND OPERATIONS

         On March 31, 1998, SIMCALA Holdings, Inc. ("Holdings"), through its wholly owned subsidiary, SAC Acquisition Corp. ("SAC") purchased all of the outstanding common stock of SIMCALA, Inc. ("SIMCALA" or the "Company"). On such date, SAC was merged into SIMCALA (the "Acquisition"). Holdings and SAC conducted no significant business other than in connection with the Acquisition. The term "Predecessor" refers to the Company prior to the Acquisition.

         The Company is a producer of silicon metal for sale to the aluminum and silicones industries. The Company sells to customers in the metal industry who are located primarily throughout the United States. Credit is extended based on an evaluation of the customer's financial condition. During the nine months ended December 31, 1998, the three months ended March 31, 1998, and the years ended 1997 and 1996, three customers accounted for 40%, 15%, and 14%; 40%, 21%, and 10%; 29%,
         24%, and 16%; and 27%, 24%, and 12% of net sales, respectively. At December 31, 1998 and 1997, three customers accounted for 54%, 10%, and 8% and 31%, 26% and 12%, respectively, of outstanding receivables. The Company maintains credit insurance for all customer accounts receivable.

         The Acquisition of the Predecessor for approximately $65.3 million in cash, including $6.1 million in expenses directly related to the Acquisition and assumption of approximately $22 million in liabilities, has been accounted for as a purchase. The Acquisition was financed through the issuance of senior notes in the amount of $75,000,000 (see Note 4 to the financial statements) and equity contributed of $22,000,000. The uses of cash associated with the Acquisition were as follows (in thousands of dollars):


                  The Acquisition                                                               $ 65,291
                  Repayment of indebtedness                                                        9,159
                  Transaction fees and expenses                                                    6,051
                  General corporate purposes                                                      16,499
                                                                                                --------

                                                                                                $ 97,000
                                                                                                ========

         Accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on fair values at the acquisition date. The excess of the purchase price over the fair value of the identifiable net assets in the amount of $34.5 million has been classified as goodwill. Additionally, the effect of the carryover basis of senior management of $3.2 million has been considered in the allocation of the purchase price. The carryover basis adjustment results from the application of Emerging Issues Task Force ("EITF") Consensus No. 88-16, Basis in Leveraged Buyout Transactions, and is allocated to property, plant, and equipment and goodwill based upon the March 31, 1998 balances.

         The Acquisition was financed through the issuance of senior notes in the amount of $75,000,000 (see Note 4) and equity contributed of $22,000,000. Senior Management had an 8% ownership interest in the Predecessor, and as a result of the Acquisition, has a 9% ownership interest in the Company. The sale of the Predecessor's stock of which 92% was not owned by Senior Management, constitutes a change in control of the Company.

         The financial statements included herein for the periods prior to March 31, 1998, represent the Predecessor's results of operations and cash flows prior to the Acquisition and consequently, are stated on the Predecessor's historical cost basis. The financial statements as of December 31, 1998, and for the nine months then ended, reflect the adjustments which were made to record the Acquisition. Accordingly, the financial statements of the Predecessor for the periods prior to March 31, 1998 are not comparable in all material respects with the financial statements subsequent to the Acquisition. The most significant differences relate to amounts recorded for property, plant and equipment, goodwill, and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the nine months ended December 31, 1998.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash Equivalents - The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased, to be cash equivalents.

         Inventories - Inventories are stated using the average cost method which approximates the first-in, first-out (FIFO) inventory cost method.

         Property, Plant, and Equipment - It is the policy of the Company to capitalize expenditures for major renewals and betterments and to charge to operating expenses the cost of current maintenance and repairs. Interest costs associated with major property additions are capitalized while the projects are in the process of acquisition and construction. The Company evaluates the estimated useful lives and the carrying value of assets on a periodic basis to determine whether events or circumstances warrant revised estimated useful lives or whether any impairment exists. Management believes no impairment existed at December 31, 1998.

         The Company provides for depreciation over the estimated useful lives of plant and equipment by the straight-line method using the following useful lives (in years):



                                                                           USEFUL
            ASSET CATEGORY                                                  LIFE

            Land improvements                                                20
            Buildings                                                        40
            Machinery and equipment                                          14
            Mobile equipment and vehicles                                     6
            Furniture and fixtures                                           10
            Computer equipment                                                7
            Computer software                                                 5

         The cost and the accumulated depreciation and amortization relating to assets retired or otherwise disposed of, is eliminated from the respective accounts at the time of disposition. Gains or losses from disposition are included in current operating results.

         Intangible Assets - Intangible assets include the excess of the cash consideration over the estimated fair market value of the net assets acquired in the Acquisition of $34.5 million which is being amortized over twenty-five years. In addition, debt issuance costs of $5.3 million have been recorded and are being amortized over eight years. The Company evaluates the amortization period and the carrying value of intangible assets, including goodwill on a periodic basis, including evaluating the performance of the underlying businesses which gave rise to such amount to determine whether events or circumstances warrant revised estimates of useful lives or whether impairment exists. In performing the review of recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, an impairment is recognized, based on the difference between the estimated fair value and the carrying value.

         Stock-Based Compensation - Stock-based compensation is accounted for in accordance with APB 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 1996, the Company adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. See Note 8 to the financial statements.

         New Accounting Pronouncements - As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards 130, Reporting Comprehensive Income ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components. As the Company had no other comprehensive income for any of the periods presented herein, the adoption of SFAS 130 had no impact on the Company's financial statements.

         As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards 131, Disclosures about Segments of An Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. The Company has no separate reportable segments under the criteria of SFAS 131, so the adoption had no impact on the Company's financial statements or disclosures contained herein. However, the Company has adopted the disclosure requirements for transactions with major customers. See
         Note 1 to the financial statements.

         In June 1998, Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company intends to adopt SFAS 133 in 2000. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133. The Company is therefore unable to disclose the impact that adopting SFAS 133 will have on its financial position and results of operations when such statement is adopted.

3.       INVENTORIES

         Inventories at December 31, 1998 and 1997 consisted of the following:


                                                                COMPANY      |    PREDECESSOR
                                                                  1998       |       1997
                                                                             |
                                                                             |
            Raw materials                                     $   908,839    |    $   948,627
            Finished goods                                      2,211,438    |      1,419,668
            Supplies                                              296,000    |        295,646
                                                              -----------    |    -----------
                                                                             |
                                                              $ 3,416,277    |    $ 2,663,941
                                                              ===========    |    ===========

4.       LONG-TERM DEBT

         The following is a summary of interest-bearing, long-term debt:


                                                                                                    COMPANY      |    PREDECESSOR
                                                                                                      1998       |        1997
                                                                                                                 |
                                                                                                                 |
            Senior notes which bear interest at 9 5/8% and are due April 2006                     $ 75,000,000   |
                                                                                                                 |
            Industrial development bonds which bear interest at a variable                                       |
              rate. At December 31, 1998 and 1997, the interest rate was 5.30%                                   |
              and 5.90%, respectively. The bonds mature on December 1, 2019                                      |
              The bonds and applicable interest are secured by a letter of credit.                   6,000,000   |    $  6,000,000
                                                                                                                 |
            Term loan with a bank which bears interest at the current Eurodollar advance                         |
              rate plus a variable rate dictated by the Company's cash flow leverage ratio                       |
              (2.50% at December 31, 1997)                                                                       |
              Amount was refinanced in connection with the Acquisition.                                          |       9,000,000
                                                                                                                 |
            Various capital leases payable with interest rates ranging from 9.91%                                |
              to 10.16% expiring at various dates through 2000.  Aggregate                                       |
              monthly payments approximate $6,000.                                                     106,845   |         103,922
                                                                                                  ------------   |    ------------
                                                                                                                 |
                                                                                                    81,106,845   |      15,103,922
            Less current portion                                                                        72,747   |       2,340,752
                                                                                                  ------------   |    ------------
                                                                                                                 |
                  Long-term debt                                                                  $ 81,034,098   |    $ 12,763,170
                                                                                                  ============   |    ============



         The future maturities of interest-bearing, long-term debt and capital leases are as follows:



                 YEAR ENDING
                 DECEMBER 31,

                  1999                                              $     72,747
                  2000                                                    34,098
                  2001                                                        --
                  2002                                                        --
                  2003                                                        --
                  Thereafter                                          81,000,000
                                                                    ------------
                                                                    $ 81,106,845
                                                                    ============


         The Senior Notes (the "Notes") mature in April 15, 2006, unless previously redeemed. Interest on the Notes is payable semiannually on April 15 and October 15, commencing October 15, 1998. The Notes are redeemable at the option of the Company, in whole or in part, on or after April 15, 2002, at the redemption price, plus accrued interest and liquidated damages, as defined, if any. At any time on or before April 15, 2001, the Company may redeem up to 30% of the original aggregate principal amount of the Notes with the net proceeds of a public offering of common stock of the Company or Holdings, provided that at least 70% of the original aggregate principal amount of Notes remains outstanding immediately after the occurrence of such redemption.

         The Notes are generally unsecured obligations of the Company and rank senior to all existing and future subordinated indebtedness of the Company.

         In connection with the Acquisition, the Company entered into a credit facility which provides availability for revolving borrowings and letters of credit in an aggregate amount of up to $15,000,000 (the "Commitment"). The credit facility expires in March 2003. At March 31, 1998, $6.1 million related to letters of credit was outstanding under the credit facility.

         The Credit Facility requires that the Commitment be permanently reduced, upon certain non-ordinary course asset sales by Holdings, the Company or any future subsidiary of the Company. Revolving loans will bear interest at a variable rate equal, at the option of the Company, to (i) LIBOR (having interest periods of 1, 2, 3, or 6 months, at the Company's option) plus a margin of up to 3.0% per annum, or (ii) the base rate (defined to mean the higher of (i) publicly announced "prime rate," and (ii) a rate tied to overnight Federal Funds transactions with members of the Federal Reserve System) plus a margin of up to 2.0% per annum. Drawings under letters of credit which are not promptly reimbursed by the Company are expected to accrue interest at a variable rate equal to the base rate plus a margin up to 3.0% per annum. Beginning 36 months after the closing of the Credit Facility, these margins may be reduced based on the financial performance of the Company.

         The Notes and the Credit Facility contain a number of covenants, including, among others, covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness (including contingent obligations); the creation of liens; substantially changing the nature of its business; the consummation of certain transactions such as dispositions of substantial assets, mergers or consolidations; the making of certain investments and loans; the making of dividends and other distributions; the prepayment of indebtedness; transactions with affiliates; agreeing to certain restrictions on its actions (including agreeing not to grant liens); and limitations on sale leaseback transactions. In addition, the Credit Facility contains affirmative covenants including, among other, requirements regarding compliance with laws; preservation of corporate existence; maintenance of insurance; payment of taxes and other obligations; maintenance of properties; environmental compliance; the keeping of the books and records; the maintenance of intellectual property; and the delivery of financial and other information to the agent and the lenders under the Credit Facility.

         The Company is also required to comply with certain financial tests and maintain certain financial ratios. Certain of these test and ratios include: (i) maintaining a minimum earning before interest, taxes, depreciation and amortization ("EBITDA"); (ii) maintaining a maximum ratio of indebtedness to EBITDA; and (iii) maintaining a minimum ratio of EBITDA to interest expense. During 1998, the Company reached agreement with its lender to amend all financial covenants. At December 31, 1998, the Company was in compliance with all covenants, as amended.

         Credit extended under the Credit Facility is secured by substantially all of the Company's assets and the real and personal property used in the Company's operations.

         In January 1999, the Company entered into an amendment to the Notes agreement. This amendment required the Company to cash collateralize the $6,000,000 letter of credit backing the industrial development bonds. This cash collateral must remain in place until certain leverage tests are met in the Year 2000. In addition, the amendment changed certain of the Company's financial tests and minimum financial ratios.

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

         The Company capitalized $93,094 of interest expense during the nine months ended December 31, 1998.

5.       PRO FORMA DATA

         The following unaudited pro forma financial data has been prepared assuming that the Acquisition was consummated on January 1, 1996. This pro forma financial data is presented for informational purposes and is not necessarily indicative of the operating results that would have occurred had the Acquisition been consummated on January 1, 1996, nor is it necessarily indicative of future operations.


                                  THREE MONTHS                  YEAR                    YEAR
                                     ENDED                     ENDED                   ENDED
                                 MARCH 31, 1998          DECEMBER 31, 1997        DECEMBER 31, 1996

           Net Sales              $ 14,854,000             $ 62,184,000             $ 52,407,000
           Net Loss               $ (2,377,000)            $   (891,000)            $ (3,176,000)

6.       RELATED PARTY TRANSACTIONS

         In connection with the Acquisition, the Company entered into a consulting agreement with CGW Southeast Management III, L.L.C. ("CGW Management"), whereby the Company pays a monthly retainer fee of $15,000 for financial and management consulting services. In addition, the Company pays a fee to CGW Management at the end of each year which is based on the profits generated by the Company during the year. During the nine months ended December 31, 1998, the Company paid CGW Management $157,000. The consulting agreement expires 2003. At the Acquisition closing, the Company paid to CGW Management an investment banking fee of $1.35 million for its services in assisting the Company in structuring and negotiating the Acquisition.

         In connection with the exercise of stock options by certain members of management, the Company was owed $1,800,000 by management related to tax withholdings due on such compensation. Such amount was recorded as a receivable as of March 31, 1998 and was paid on June 12, 1998.

         During October 1996, a partnership formed primarily by the shareholders of the Predecessor purchased various debt instruments of the Predecessor with face amounts aggregating $7,675,000 for $3,130,000, respectively. With the proceeds from a subsequent refinancing, the Company paid the face amount of the obligations due under these debt instruments. Prepayment penalties and other fees of $464,000 were also paid to the Partnership in 1997. The stockholders' portion of the payment amount greater than the recorded carrying value of the notes of $2,307,706 has been recorded as a reduction of stockholders' equity.

         The Predecessor entered into a Management Agreement with its former majority stockholder to provide management services to the Company. The Company incurred stockholder management fees of $31,250, $250,000 and $250,000 during the three months ended March 31, 1998 and the years ended December 31, 1997 and 1996, respectively. Effective with the Acquisition, the Management Agreement was terminated.

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company has estimated the fair value of its financial instruments, the carrying value of which differed from fair value, using available market information and appropriate valuation methodologies. Considerable judgment is required in developing the estimates of fair value presented herein and, therefore, the values are not necessarily indicative of the amounts that could be realized in a current market exchange.

         The carrying amount and the estimated fair value of such financial instruments as of December 31, 1998 and 1997 is as follows:



                                                                                 CARRYING             ESTIMATED
                                                                                  AMOUNT              FAIR VALUE
           COMPANY
           December 31, 1998:
             Long-term debt and capital leases, including current portion      $ 81,106,845          $ 70,081,845
                                                                               ============          ============

           PREDECESSOR
           December 31, 1997:
             Long-term debt and capital leases, including current portion      $ 15,103,922          $ 15,097,497
                                                                               ============          ============


         The estimated fair value of the long-term debt as of December 31, 1998 is based upon current market values of $75,000,000 in publicly traded debt and carrying value of $6,106,845 in industrial development bonds and capital leases.

         The estimated fair value of the long-term debt as of December 31, 1997 is based upon interest rates that currently were available for issuance of a $9,000,000 term loan with similar terms and remaining maturity and carrying value of $6,103,992 in industrial development bonds and capital leases.

8.       SHAREHOLDERS' EQUITY AND STOCK OPTIONS

         On March 31, 1998, Holdings adopted the SIMCALA Holdings, Inc. 1998 Stock Incentive Plan (the "1998 Plan") under which stock options, stock appreciation rights, restricted stock, or other stock-based awards for 8,000 shares of common stock or restricted common stock could be granted, provided that no more than 10% of the reserved shares may be granted as restricted stock or other unrestricted stock awards. Certain members of the Company's management were granted options totaling 3,070 for an exercise price of $1,000 per share, which approximated fair value on March 31, 1998. As of December 31, 1998, no other awards had been granted under the 1998 Plan. The options have a ten-year expiration and vest ratably over five years; however, the 1998 Plan contains a provision for accelerating vesting if certain events occur. No options were exercisable at December 31, 1998.

         In 1995, the Predecessor established the SIMCALA, Inc. 1995 Stock Option Plan (the "Plan") under which stock options for 889 shares of common stock could be granted. In connection with this Plan, the Company granted options to purchase 780 shares at an exercise price of $100 per share prior to December 31, 1997. On March 31, 1998, the Company granted additional options to acquire 109 shares at $100 per share. All options were vested and exercised as of March 31, 1998. In accordance with the Stock Purchase Agreement, no exercise price was payable to the Predecessor with respect to the options. As such, compensation expense was recognized for the waiver of the exercise price. Of the total options, 211 options vested based on performance criteria. Compensation expense of $903,680 and $346,723 associated with such options was recognized in the three months ended March 31, 1998 and the year ended December 31, 1997, respectively. As of December 31, 1997, 415 options were exercisable; however, none had been exercised.

         The Company applies APB 25 in accounting for its stock-based compensation plans. Effective January 1, 1996, the Company adopted the disclosure-only provisions of SFAS 123. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant date consistent with the method set forth in SFAS 123, the Company's net income (loss) for the nine months ended December 31, 1998 and years ended 1997 and 1996 would have been ($2,379,217), $6,366,324 and $5,445,220, respectively.

         The fair value of the options granted under the 1998 Plan was estimated at $171.98 per share, using the Black-Scholes Option Pricing Model and the following weighted-average assumptions: risk-free interest rate of 5.64%; dividend yield, expected volatility, and assumed forfeiture rate of 0%; and expected life of 3.4 years.

         The fair value of the options granted under the Plan during 1995 was estimated at $29.74 per share using the Black-Scholes Option Pricing Model and the following weighted average assumptions: risk-free interest rate of 7.1%; dividend yield, expected volatility, and assumed forfeiture rate of 0%; and an expected life of five years. The fair value of options granted under the Plan during 1998 was estimated at $28.11 per share using the Black-Scholes Option Pricing Model and the following weighted average assumptions: risk-free interest rate of 6.6%; dividend yield, expected volatility, and assumed forfeiture rate of 0%; and an expected life of five years.

9.       RETIREMENT PLAN

         The Company sponsors a qualified 401(k) savings plan covering all employees who have completed six months of employment. If a participating employee decides to contribute, a portion of the contribution is matched by the Company. Total retirement plan expense for the nine months ended December 31, 1998, the three months ended March 31 1998, and the years ended 1997 and 1996, was $73,142, $27,512, $97,217, and $81,846, respectively.

10.      INCOME TAXES

         The provision for income taxes for the nine months ended December 31, 1998, the three months ended March 31, 1998, and the years ended 1997 and 1996, consisted of the following:


                                                            COMPANY       PREDECESSOR
                                                          ----------------------------
                                                          NINE MONTHS  |  THREE MONTHS
                                                             ENDED     |      ENDED                 PREDECESSOR
                                                          DECEMBER 31, |    MARCH 31,       ----------------------------
                                                              1998     |      1998             1997             1996
                                                                       |
                                                                       |
            Current                                       $        --  |    $(900,198)      $ 2,247,000      $   760,000
            Deferred                                         (492,338) |      800,000         1,267,000        1,490,753
            Change in valuation allowance                              |                                      (1,081,753)
                                                          -----------  |    ---------       -----------      -----------
                                                                       |
                Provision for income taxes                $  (492,338) |    $(100,198)      $ 3,514,000      $ 1,169,000
                                                          ===========  |    =========       ===========      ===========



         The difference between the effective tax rate and the statutory rate is reconciled below (amounts in thousands):



                                                  COMPANY            PREDECESSOR
                                             -----------------    ------------------                  PREDECESSOR
                                             NINE MONTHS ENDED    THREE MONTHS ENDED    -----------------------------------------
                                             DECEMBER 31, 1998      MARCH 31, 1998       1997                 1996
                                            -----------------------------------------   -----------------------------------------
                                            DOLLARS  PERCENTAGE| DOLLARS   PERCENTAGE   DOLLARS  PERCENTAGE  DOLLARS   PERCENTAGE
                                                               |
                                                               |
            Statutory rate                  $(923)    (34.0)%  | $(232)     (34.0)%     $3,361      34.0%    $ 2,250      34.0%
            State income tax, net                              |
              of federal benefit              (59)     (2.2)   |
            Nondeductible goodwill            350      12.9    |
            Other permanent items             140       5.2    |   132       19.4          153       1.5
            Valuation allowance                                |                                              (1,081)    (16.3)
                                            -----      ----    | -----      -----       ------      ----     -------      ----
                  Recorded tax expense      $(492)     18.1%   | $(100)     (14.6)%     $3,514      35.5%    $ 1,169      17.7 %
                                            =====      ====    | =====      =====       ======      ====     =======      ====


         The Company paid no Alabama state income taxes for the nine months ended December 31, 1998, three months ended March 31, 1998, and the years ended December 31, 1997 and 1996 due to benefits granted by the State of Alabama under the Mercedes Act.

         Significant components of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:


                                                                COMPANY      |   PREDECESSOR
                                                                  1998       |       1997
                                                                             |
                                                                             |
            Deferred tax liabilities:                                        |
              Accelerated tax depreciation                    $ 14,671,200   |   $ 2,918,000
              Other liabilities                                    111,124   |         8,000
                                                              ------------   |   -----------
                                                                14,782,324   |     2,926,000
                                                                             |
            Deferred tax assets:                                             |
              AMT credit carryforwards                             746,049   |     1,090,000
              Net operating loss carryforwards                   1,987,615   |
              Other assets                                         232,085   |       160,000
                                                              ------------   |   -----------
                                                                 2,965,749   |     1,250,000
                                                              ------------   |   -----------
                                                                             |
                  Net deferred tax liability                  $(11,816,575)  |   $(1,676,000)
                                                              ============   |   ===========

         Based on management's assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings. At December 31, 1998, the Company had a tax net operating loss carryforward of $5,845,000, which expires December 31, 2018. Additionally, the Company has AMT credit carryforwards at December 31, 1998 of $2,194,000, which expire December 31, 2013.

11.      PREFERRED STOCK

         In connection with the acquisition of the Company in 1995, 1,500 shares of Series B cumulative 8% preferred stock were issued. In 1997, the preferred stock was redeemed at the redemption value of $1,000 per share plus $270,000 of accrued dividends.

12.      COMMITMENTS AND CONTINGENCIES

         At December 31, 1998, the Company had approximately 170 employees, approximately 100 of which are covered by provisions of a collective bargaining agreement. The collective bargaining agreement expires in 2000.

         Total rental expense for property and equipment was $266,783, $109,370, $219,087, and $229,273 for the nine months ended December 31, 1998, the three months ended March 31, 1998, and the years ended December 31, 1997 and 1996, respectively. Minimum annual rentals under noncancelable operating leases are $153,791, $137,426, $78,947, and $79, for the years ended 1999, 2000, 2001, 2000, respectively.

13.      UNAUDITED QUARTERLY FINANCIAL DATA (IN THOUSANDS):



                                                                                                           NET INCOME
            COMPANY'S QUARTER ENDED                                 NET SALES         GROSS PROFIT           (LOSS)
                                                                    ---------         ------------         ----------

            December 31, 1998                                       $ 13,267            $ 1,594             $   (482)
            September 30, 1998                                        12,618                407               (1,301)
            June 30, 1998                                             14,918              1,896                 (439)
            ---------------------------------------------------------------------------------------------------------
            PREDECESSOR'S QUARTER ENDED

            March 31, 1998                                          $ 14,854            $ 3,175             $   (581)

            December 31, 1997                                         15,466              4,392                2,242
            September 30, 1997                                        15,920              3,650                1,476
            June 30, 1997                                             15,143              2,740                1,083
            March 31, 1997                                            15,655              3,430                1,570