Form 10-Q
period 1999-03-31
SIMCALA INC
filed 1999-05-11
CIK 941174

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------
    (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                  OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                 FROM                   TO
                      -----------------    --------------

                        COMMISSION FILE NUMBER: 333-53791

                                  SIMCALA, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                         34-1780941
(State of incorporation)                    (I.R.S. Employer Identification No.)

                             OHIO FERRO ALLOYS ROAD
                            MT. MEIGS, ALABAMA 36057
                    (Address of principal executive offices)
                                 (334) 215-7560
                         (Registrant's telephone number)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the registrant's Common Stock outstanding as of May 6, 1999 was 10,889.

================================================================================

PART I. FINANCIAL INFORMATION*




      * As used in this Form 10-Q, unless the context otherwise requires, "SAC" refers to SAC Acquisition Corp., "Predecessor" refers to SIMCALA, Inc. in respect of periods prior to the Acquisition (as defined herein), and the "Company" refers to the registrant, SIMCALA, Inc.

ITEM 1.  FINANCIAL STATEMENTS

                                 SIMCALA, INC.
                            CONDENSED BALANCE SHEETS



                                                                            March 31,        December 31,
ASSETS                                                                        1999               1998
                                                                         -------------       -------------
                                                                            (unaudited)
Current Assets
     Cash and cash equivalents                                           $  10,898,423       $  14,652,789
     Restricted Cash                                                         6,147,946                   -
     Accounts receivable                                                     6,793,676           6,126,286
     Inventories                                                             1,903,237           3,416,277
     Other current assets                                                      659,305             272,113
                                                                         -------------       -------------
Total current assets                                                     $  26,402,587          24,467,465

Property, Plant and Equipment, net of accumulated
     depreciation of $4,038,121 and $2,974,138, at
     March 31, 1999 and December 31, 1998, respectively                     52,171,714          52,805,557
Intangible Assets, net of accumulated amortization of
     $2,044,082 and $1,533,862, at March 31, 1999
     and December 31, 1998, respectively                                    37,742,381          38,252,601
                                                                         -------------       -------------
Total Assets                                                             $ 116,316,682       $ 115,525,623
                                                                         =============       =============

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
       Accounts payable                                                  $   3,269,358       $   3,330,469
       Accrued expenses                                                      1,031,839           1,048,578
       Accrued interest payable                                              3,402,685           1,638,560
       Current maturities of long-term debt and capital leases                  56,967              72,747
                                                                         -------------       -------------
Total current liabilities                                                    7,760,849           6,090,354

Long Term Debt and Capital Leases - Net of Current Portion                  81,026,558          81,034,098
Deferred Income Taxes                                                       11,693,605          11,816,575
                                                                         -------------       -------------
Total Liabilities                                                          100,481,012          98,941,027
                                                                         -------------       -------------

Shareholder's Equity
Preferred Stock (Series B preferred stock, 3,000 shares authorized,
     none issued and outstanding, $1.00 par value)                                   -                   -
Common stock, 20,000 shares authorized - 10,889 shares
     issued and outstanding, par value $.01 per share                              109                 109
Additional paid-in capital                                                  18,806,891          18,806,891
Retained deficit                                                            (2,971,330)         (2,222,404)
                                                                         -------------       -------------
      Total shareholder's equity                                            15,835,670          16,584,596
                                                                         -------------       -------------
Total Liabilities and Shareholder's Equity                               $ 116,316,682       $ 115,525,623
                                                                         =============       =============



See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                         CONDENSED STATEMENTS OF INCOME


On March 31, 1998, SAC Acquisition Corp. acquired all of the outstanding capital stock of the Company and on such date SAC merged into the Company. The purchase method of accounting was used to record assets acquired and liabilities assumed. As a result of purchase accounting, the accompanying statements of income and cash flows of the Company and the Predecessor are not comparable in all material respects since the financial statements report financial position, results of operations, and cash flows of these two separate entities.



                                                       Company                Predecessor
                                                  Three months ended       Three months ended
                                                    March 31, 1999           March 31, 1998
                                                     (unaudited)
                                                  -------------------      -------------------
Net Sales                                            $14,911,132              $14,853,920
Cost of Goods Sold                                    13,352,675               11,678,879
                                                     -----------              -----------
     Gross Profit                                      1,558,457                3,175,041
Selling and Administrative Expenses                      687,716                3,824,493
                                                     -----------              -----------
     Operating (Loss) Income                             870,741                 (649,452)
Interest Expense                                       1,937,838                  313,946
Other Income, Net                                       (195,202)                (282,272)
                                                     -----------              -----------
     Loss before Income Taxes                           (871,895)                (681,126)
Income Tax Benefit                                      (122,970)                (100,198)
                                                     -----------              -----------
     Net Loss                                        $  (748,925)             $  (580,928)
                                                     ===========              ===========

See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                        CONDENSED STATEMENTS OF CASH FLOW


On March 31, 1998, SAC Acquisition Corp. acquired all of the outstanding capital stock of the Company and on such date SAC merged into the Company. The purchase method of accounting was used to record assets acquired and liabilities assumed. As a result of purchase accounting, the accompanying statements of income and cash flows of the Company and the Predecessor are not comparable in all material respects since the financial statements report financial position, results of operations, and cash flows of these two separate entities.


                                                                                        Company           Predecessor
                                                                                   Three Months Ended  Three Months Ended
                                                                                     March 31, 1999      March 31, 1998
Cash Flows from Operating Activities:                                                 (unaudited)
                                                                                   ------------------  ------------------
  Net loss                                                                            $   (748,925)      $  (580,928)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                                      1,662,596           470,903
      Deferred income taxes                                                               (122,970)          800,000
      Noncash stock option compensation                                                          -           903,680
   Change in certain assets and liabilities:
        (Increase) decrease in accounts receivable                                        (667,390)           20,824
        Increase in other receivables                                                            -        (2,806,751)
        (Increase) decrease in inventories                                               1,513,040          (206,968)
        Decrease (increase) in other assets                                               (387,192)          202,831
        Increase in accounts payable and accrued expenses                                1,582,102         2,364,754
                                                                                      ------------       -----------
Net cash provided by operating activities                                                2,831,261         1,168,345
                                                                                      ------------       -----------

Cash Flows from Investing Activities - Purchase of property, plant and equipment          (430,140)       (1,184,422)

Cash Flows from Financing Activities                                                  ------------       -----------
  Payments on non-interest-bearing debt                                                     (7,541)                -
  Net borrowings of long-term debt                                                               -            39,085
                                                                                      ------------       -----------
Net cash provided by (used in) financing activities                                         (7,541)           39,085

Change in Cash and Cash Equivalents and Restricted Cash                                  2,393,580            23,008
Cash and Equivalents at Beginning of Period                                             14,652,789           634,877
                                                                                      ------------       -----------
Cash and Equivalents and Restricted Cash at End of Period                             $ 17,046,369       $   657,885
                                                                                      ============       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                                          $    184,405       $   161,000
                                                                                      ============       ===========

    Income taxes                                                                                         $   112,000
                                                                                                         ===========




See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

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

The Company is a producer of silicon metal for sale to the aluminum and silicones industries. The Company sells to customers in the metal industry who are located primarily throughout the United States. Credit is extended based on an evaluation of the customer's financial condition. During the three months ended March 31, 1999 and the three months ended March 31, 1998, three customers accounted for 37%, 31%, and 10% and 40%, 21%, and 10% of net sales, respectively. At March 31, 1999 and December 31, 1998, three customers accounted for 41%, 14%, and 8% and 54%, 10% and 8%, respectively, of outstanding receivables. The Company maintains credit insurance for all customer accounts receivable.

The Acquisition of the Predecessor for approximately $65.3 million in cash, including $6.1 million in expenses directly related to the Acquisition and assumption of approximately $22 million in liabilities, has been accounted for as a purchase. The Acquisition was financed through the issuance of Senior Notes in the amount of $75 million and equity contributed of $22 million. The uses of cash associated with the Acquisition were as follows (in thousands of dollars):

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

The Acquisition was financed through the issuance of senior notes in the amount of $75,000,000 and equity contributed of $22,000,000. Senior Management had an 8% ownership interest in the Predecessor, and as a result of the Acquisition, has a 9% ownership interest in the Company. The sale of the Predecessor's stock of which 92% was not owned by Senior Management, constitutes a change in control of the Company.

The condensed financial statements included herein for the periods prior to March 31, 1998, represent the Predecessor's results of operations and cash flows prior to the Acquisition and consequently, are stated on the Predecessor's historical cost basis. The financial statements as of December 31, 1998 and March 31, 1999, and for the three months ended March 31, 1999, reflect the adjustments which were made to record the Acquisition. Accordingly, the financial statements of the Predecessor for the periods prior to March 31, 1998 are not comparable in all material respects with the financial statements subsequent to the Acquisition. The most significant differences relate to amounts recorded for property, plant and equipment, goodwill, and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the three months ended March 31, 1999.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company's and the Predecessor's accounting policies, please refer to the Company's 1998 Annual Report on Form 10-K.

Restricted Cash - In January 1999, the Company entered into an amendment to the Credit Agreement whereby the Company was required to provide cash collateral of $6,147,946 for the letter of credit backing the industrial revenue bonds. This cash, plus interest accrued thereon, is reflected as restricted cash on the Company's condensed balance sheet as of March 31, 1999.

NOTE 3 - INVENTORIES

As of March 31, 1999 and December 31, 1998, inventories consisted of the following:

                       March 31           December 31,
                         1999                 1998
                     (unaudited)
                     ------------         ------------
Raw Materials        $    940,891         $    908,839
Finished Goods            666,345            2,211,438
Supplies                  296,000              296,000
                     ------------         ------------
                     $  1,903,236         $  3,416,277
                     ============         ============


NOTE 4 -  PRO FORMA DATA


The following unaudited pro forma financial data has been prepared assuming that the Acquisition was consummated on January 1, 1997. This pro forma financial data is presented for informational purposes and is not necessarily indicative of the operating results that would have occurred had the Acquisition been consummated on January 1, 1997, nor is it necessarily indicative of future operations.


                 Three Months
                    Ended
                March 31, 1998
                --------------
Net Sales        $14,854,000
Net Loss         $(2,377,000)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

On March 31, 1998, Holdings, through its wholly owned subsidiary, SAC, purchased all of the outstanding shares of common stock of SIMCALA. On such date, SAC was merged into SIMCALA. SIMCALA, as the surviving corporation in the Merger, became a wholly owned subsidiary of Holdings.

The following is a discussion of the Company's results of operations. The discussion is based upon the three-month period ended March 31, 1999 in comparison to the three-month period ended March 31, 1998. The financial statements included herein for the periods prior to March 31, 1998, represent the Predecessor's results of operations and cash flows prior to the Acquisition and consequently, are stated on the Predecessor's historical cost basis. The financial statements as of March 31, 1999, and for the three months then ended, reflect the adjustments which were made to record the Acquisition. Accordingly, the financial statements of the Predecessor for the periods prior to March 31, 1998 are not comparable in all material respects with the financial statements subsequent to the Acquisition. The most significant differences relate to amounts recorded for property, plant and equipment, goodwill, and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the three months ended March 31, 1999 and will result in such increases in future years.

The table below sets forth certain statement of operations information as a percentage of net sales during the quarters ended March 31, 1999 and 1998:

                                                Company                      Predecessor
                                           Three months ended             Three months ended
                                                March 31,                      March 31,
                                                  1999                           1998
                                           ------------------             ------------------
Net sales                                         100.0%                         100.0%
Cost of goods sold                                 89.5                           78.6
                                                  -----                          -----

Gross profit                                       10.5                           21.4
Selling and administrative expenses                 4.6                           25.7
                                                  -----                          -----

Operating income (loss)                             5.9                           (4.3)
Interest expense                                   13.0                            2.1
Other income, net                                  (1.3)                          (1.9)
                                                  -----                          -----

Loss before income taxes                           (5.8)                          (4.5)
Income tax benefit                                 (0.8)                          (0.7)
                                                  -----                          -----

Net loss                                           (5.0)%                         (3.8)%
                                                  =====                          =====


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO PREDECESSOR THREE MONTHS ENDED MARCH 31, 1998

NET SALES

Net sales increased by $0.1 million in the three months ended March 31, 1999, or 0.4%, to $14.9 million from $14.8 million for the same period in 1998. This increase was due principally to increased sales volume in the first quarter of 1999 as the Company substantially reduced finished goods inventory. This volume increase was offset however, by a reduction in average selling prices for all grades of silicon metal. Production of silicon metal in the first quarter of 1999 was 9,170 metric tons, compared with 9,110 metric tons produced in the first quarter of 1998.

GROSS PROFIT

Gross profit decreased by $1.6 million, or 50.9%, to $1.6 million in the first quarter of 1998 as compared to $3.2 million in the same period in 1998. The gross profit margin decreased to 10.5% in the first quarter of 1999 from 21.4% in the same period in 1998. These decreases were principally due to higher depreciation costs in 1999 associated with the Acquisition.

Average selling price per metric ton decreased to $1,490 in the first quarter of 1999 from $1,661 in the same period in 1998 due to continued excess supply in the secondary aluminum market coupled with reduced demand for silicon metal in Asian markets. Average production cost per metric ton decreased to $1,172 in the first quarter of 1999 from $1,256 in the same period in 1998. This decrease resulted primarily from improved production efficiencies.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased $3.1 million, or 82.0%, to $0.7 million in the first quarter of 1999 as compared to $3.8 million in the same period in 1998. The decrease was primarily due to recognition of expenses related to the Acquisition in the first quarter of 1998 with no corresponding costs in the first quarter of 1999. These expenses included a management bonus and option compensation expense, and the write-off of certain intangible assets.

OPERATING INCOME

Income from operations increased $1.5 million to $0.9 million in the first quarter of 1999 from an operating loss of $0.6 million in the same period of 1998, while the operating margin increased to 5.8% from (4.3)% for the same period in the prior year. The increase was primarily due to the lack of expenses related to the Acquisition in the first quarter of 1999, offset by the increase in depreciation expense resulting from the Acquisition.

INTEREST EXPENSE

Interest expense increased $1.6 million, or 517%, to $1.9 million in the first quarter of 1999 from $0.3 million in the same period in 1998. The significant change in interest expense resulted from the increased debt associated with the Acquisition.

OTHER INCOME - NET

Other income - net decreased $0.1 million, or 30.8%, to $0.2 million in the first quarter of 1999 from $0.3 million in the same period in 1998. The decrease in other income was primarily due to reduced "Mercedes" benefits realized by the Company in the first quarter of 1999 offset by an increase in interest income when compared to the same period in 1998. The "Mercedes" benefits recorded as Other Income stem from payroll withholding for Alabama income tax that is retained by the Company pursuant to an Alabama state law. The exercise of stock options by management in the first quarter of 1998 generated significant compensation expense against which Alabama income tax was withheld by the Company. There was no such activity in the first quarter of 1999.

INCOME TAX BENEFIT

The income tax benefit was essentially unchanged for the quarter ended March 31, 1999 when compared to the same period in 1998.

NET LOSS

As a result of the above factors, the net loss for the three months ended March 31, 1999 was $0.7 million compared to a net loss of $0.6 million for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations, borrowings under its secured credit facility and a portion of the net proceeds from the offering of its 9 5/8% Senior Notes due 2006 (the "Notes"). The Company's principal uses of liquidity are to fund operations, meet debt service requirements and finance the Company's planned capital expenditures, including the construction of a fourth smelting furnace, engineering work for which, has already begun.

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

Cash and cash equivalents were $11.0 million and $14.7 million at March 31, 1999 and December 31, 1998, respectively, and restricted cash was $6.1 million as of March 31, 1999. The increase in total cash and equivalents and restricted cash in the first quarter of 1999 resulted principally from cash provided by operations.

Depreciation and amortization for the first quarter of 1999 totaled $1.7 million, compared to $0.5 million for the same period in 1998. The increase in the first quarter of 1999 primarily resulted from a significant increase in depreciation expense related to the step-up of assets associated with the Acquisition. In addition, amortization expense increased significantly in the first quarter of 1999 due to the amortization of the goodwill recorded as a result of the Acquisition as well as debt issuance costs related to the Acquisition.

In the first quarters of 1999 and 1998, net cash provided by operating activities was $2.8 million and $1.2 million, respectively. The increase in the first quarter of 1999 resulted primarily from the elimination of cash used to pay for costs related to the Acquisition. In the first quarters of 1999 and 1998, net cash used in investing activities was $0.4 million and $1.2 million, respectively. The changes primarily reflect different levels of capital spending during the corresponding quarters of each year. In the first quarters of 1999 and 1998, net cash used in financing activities was insignificant.

In connection with the Acquisition, the Company replaced its existing credit facility with a new credit facility (the "Credit Facility") providing availability for revolving borrowings and letters of credit in an aggregate principal amount of up to $15.0 million (of which $6.1 million is reserved for support of a letter of credit issued in connection with the industrial revenue bond financing of the Company). As of March 31, 1999 and December 31, 1998, no drawings were outstanding under the Credit Facility.

Ongoing interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $75.0 million borrowed under the Notes, the Company will be required to make semiannual interest payments of approximately $3.6 million over the life of the Notes.

With respect to ongoing capital spending, the Company expects to spend approximately $2.5 million to $3.0 million annually to properly maintain its furnaces and other production facilities. In addition, the Company intends to add a fourth smelting furnace over the next two years from proceeds of the Notes, together with internally generated or borrowed cash. The Company estimates that construction of the furnace will cost approximately $25.0 million.

The agreement governing the Credit Facility (the "Credit Agreement") imposes restrictions on the Company's ability to make capital expenditures and both the Credit Agreement and the indenture governing the Notes (the "Indenture") limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in acquisitions or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. At March 31, 1999, the Company was in compliance with all loan covenants, as amended. The covenants contained in the Indenture governing the Notes also impose restrictions on the operation of the Company's business.

YEAR 2000

The Company uses several application programs written over many years using two-digit year fields to define the applicable year, rather than four-digit year fields. Such programs may recognize a date using "00" as the year 1900 rather than the Year 2000. This misinterpretation of the year could result in an incorrect computation, a computer malfunction, or a computer shutdown.

The Company has identified the systems that could be affected by the Year 2000 issue and has developed a plan to resolve the issue. The plan contemplates the replacement of the Company's sales order system by July 1, 1999 and perpetual inventory system by June 1, 1999. Management has estimated that the costs associated with the implementation of the plan to be approximately $50,000 although no assurances can be given in this regard. The Company has not made any significant Year 2000 expenditures through the end of April 1999.

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

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document, particularly regarding anticipating future financial performance, business prospects, growth and operating strategies, the effects of the Acquisition on the Company and similar matters, and those preceded by, followed by or that otherwise include the words "may," "would," "could," "will," "believes," "expects," "anticipates," "plans," "intends," "estimates," or similar expressions or variations thereof may constitute "forward-looking statements" for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. A variety of factors, including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and in Item 7 of the Company's Annual Report on Form 10-K, and in other filings by the Company with the Securities and Exchange Commission, may affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


The fair value of the Company's long-term debt and capital leases is affected by changes in interest rates. Based upon current market conditions, the fair value and hypothetical increase in fair value of long-term debt and capital leases, including current portion, is not expected to be materially different from that as of December 31, 1998.

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

      Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)      Exhibits

               27 Financial Data Schedule (for SEC use only)

      (b)      Reports on Form 8-K

               The Company filed a Form 8-K Current Report dated March 31, 1999 to report a press release announcing the release of the Company's 1998 financial results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SIMCALA, Inc.


Date:  May 11, 1999                /s/ R. Myles Cowan
                                   --------------------------------------------
                                   R. Myles Cowan
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting and Financial Officer)