Form 10-Q
period 1999-06-30
SIMCALA INC
filed 1999-08-12
CIK 941174

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -----------
                                   FORM 10-Q
                                  -----------
(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

         OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO_____________


                       COMMISSION FILE NUMBER: 333-53791

                                 SIMCALA, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                34-1780941
       (State of incorporation)           (I.R.S. Employer Identification No.)

                              1350 OHIO FERRO ROAD
                            MT. MEIGS, ALABAMA 36057
                    (Address of principal executive offices)
                                 (334) 215-7560
                        (Registrant's telephone number)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   The number of shares of the registrant's Common Stock outstanding as of August 6, 1999 was 10,889.

==============================================================================

PART I. FINANCIAL INFORMATION*
























      * As used in this Form 10-Q, unless the context otherwise requires, "SAC" refers to SAC Acquisition Corp., "Predecessor" refers to SIMCALA, Inc. in respect of periods prior to the Acquisition (as defined herein), and the
               "Company" refers to the registrant, SIMCALA, Inc.

ITEM 1.  FINANCIAL STATEMENTS
                                 SIMCALA, INC.
                            CONDENSED BALANCE SHEETS

                                                                            JUNE 30,         DECEMBER 31,
ASSETS                                                                        1999              1998
---------------------------------------------------------------------------------------------------------
                                                                          (unaudited)

Current Assets
       Cash and cash equivalents                                         $  9,833,213        $ 14,652,789
       Restricted Cash                                                      6,188,523                  --
       Accounts receivable                                                  6,013,376           6,126,286
       Inventories                                                          1,574,624           3,416,277
       Other current assets                                                   465,458             272,113
---------------------------------------------------------------------------------------------------------
Total current assets                                                       24,075,194          24,467,465

Property, Plant and Equipment, net of accumulated
       depreciation of $5,102,849 and $2,974,138, at
       June 30, 1999 and December 31, 1998, respectively                   51,662,080          52,805,557
Intangible Assets, net of accumulated amortization of
       $2,554,302 and $1,533,862, at June 30, 1999
       and December 31, 1998, respectively                                 37,232,161          38,252,601
---------------------------------------------------------------------------------------------------------
Total Assets                                                             $112,969,435        $115,525,623
=========================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
---------------------------------------------------------------------------------------------------------
Current Liabilities
         Accounts payable                                                $  3,942,935        $  3,330,469
         Accrued expenses                                                     975,414           1,048,578
         Accrued interest payable                                           1,591,251           1,638,560
         Current maturities of long-term debt and capital leases               46,298              72,747
---------------------------------------------------------------------------------------------------------
Total current liabilities                                                   6,555,898           6,090,354

Long Term Debt and Capital Leases - Net of Current Portion                 81,018,824          81,034,098
Deferred Income Taxes                                                      11,100,528          11,816,575
---------------------------------------------------------------------------------------------------------
Total Liabilities                                                          98,675,250          98,941,027
---------------------------------------------------------------------------------------------------------

Shareholder's Equity
Preferred Stock (Series B preferred stock, 3,000 shares authorized,
       none issued and outstanding, $1.00 par value)                                -                   -
Common stock, 20,000 shares authorized - 10,889 shares
       issued and outstanding, par value $.01 per share                           109                 109
Additional paid-in capital                                                 18,806,891          18,806,891
Retained deficit                                                           (4,512,815)         (2,222,404)
---------------------------------------------------------------------------------------------------------
Total shareholder's equity                                                 14,294,185          16,584,596
---------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholder's Equity                               $112,969,435        $115,525,623
=========================================================================================================


See Notes to Condensed Financial Statements.

                                 SIMCALA, INC.
                         CONDENSED STATEMENTS OF INCOME
                    FOR THE THREE MONTH PERIOD ENDED JUNE 30
                                  (UNAUDITED)

                                                                        Company               Company
                                                                  Three months ended     Three months ended
                                                                     June 30, 1999         June 30, 1998
                                                                      (unaudited)           (unaudited)
--------------------------------------------------------------------------------------------------------
Net Sales                                                           $13,309,499              $14,917,509
Cost of Goods Sold                                                   13,175,781               13,021,899
--------------------------------------------------------------------------------------------------------
        Gross Profit                                                    133,718                1,895,610
Selling and Administrative Expenses                                     595,584                  826,341
--------------------------------------------------------------------------------------------------------
        Operating (Loss) Income                                        (461,866)               1,069,269
Interest Expense                                                      1,914,096                1,899,493
Other Income, Net                                                      (241,401)                (344,486)
--------------------------------------------------------------------------------------------------------
        Loss before Income Taxes                                     (2,134,561)                (485,738)
Income Taxes                                                           (593,077)                 (46,528)
--------------------------------------------------------------------------------------------------------
        Net Loss                                                    $(1,541,484)             $  (439,210)
========================================================================================================


See Notes to Condensed Financial Statements.

                                 SIMCALA, INC.
                         CONDENSED STATEMENTS OF INCOME
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30
                                  (UNAUDITED)



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

                                                     Company                Company                     Predecessor
                                                 Six months ended      Three months ended           Three months ended
                                                  June 30, 1999           June 30, 1998               March 31, 1998
                                                   (unaudited)            (unaudited)                   (unaudited)
-------------------------------------------------------------------------------------------------------------------
Net Sales                                          $28,220,630            $14,917,509                   $14,853,920
Cost of Goods Sold                                  26,528,456             13,021,899                    11,678,879
-------------------------------------------------------------------------------------------------------------------
        Gross Profit                                 1,692,174              1,895,610                     3,175,041
Selling and Administrative Expenses                  1,283,300                826,341                     3,824,493
-------------------------------------------------------------------------------------------------------------------
        Operating (Loss) Income                        408,874              1,069,269                      (649,452)
Interest Expense                                     3,851,935              1,899,493                       313,946
Other Income, Net                                     (436,603)              (344,486)                     (282,272)
-------------------------------------------------------------------------------------------------------------------
        Loss before Income Taxes                    (3,006,458)              (485,738)                     (681,126)
Income Taxes                                          (716,047)               (46,528)                     (100,198)
-------------------------------------------------------------------------------------------------------------------
        Net Loss                                   $(2,290,411)           $  (439,210)                  $  (580,928)
===================================================================================================================


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


                                                                       Company              Company               Predecessor
                                                                   Six Months Ended    Three Months Ended     Three Months Ended
                                                                     June 30, 1999         June 30, 1998         March 31, 1998
Cash Flows from Operating Activities:                                 (unaudited)           (unaudited)            (unaudited)
-----------------------------------------------------------------------------------------------------------------------------
  Net loss                                                           $(2,290,411)          $  (439,210)           $  (580,928)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                    3,149,152             1,434,603                470,903
      Deferred income taxes                                             (716,047)                   --                800,000
      Noncash stock option compensation                                       --                    --                903,680
   Change in certain assets and liabilities:
        (Increase) decrease in accounts receivable                       112,910                24,989                 20,824
        Increase (decrease) in other receivables                              --             1,799,747             (2,806,751)
        (Increase) decrease in inventories                             1,841,653               471,109               (206,968)
        Decrease (increase) in other assets                             (193,345)             (251,312)               202,831
        Increase in accounts payable and accrued expenses                465,544               184,119              2,364,754
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              2,369,456             3,224,045              1,168,345

-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities                                    (985,235)           (1,235,444)            (1,184,422)
     - Purchase of property, plant and equipment

Cash Flows from Financing Activities
-----------------------------------------------------------------------------------------------------------------------------
  Payments on non-interest-bearing debt                                  (15,274)              (15,659)                    --
  Net borrowings of long-term debt                                            --                    --                 39,085
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                      (15,274)              (15,659)                39,085

Change in Cash and Cash Equivalents and Restricted Cash                1,368,947             1,972,942                 23,008
Cash and Equivalents at Beginning of Period                           14,652,789            18,057,301                634,877
-----------------------------------------------------------------------------------------------------------------------------
Cash and Equivalents and Restricted Cash at End of Period            $16,021,736           $20,030,243            $   657,885
=============================================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                         $ 3,883,133           $   139,000            $   161,000
                                                                     -----------           -----------            -----------

    Income taxes                                                                                                  $   112,000
                                                                                                                  -----------


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

The Company is a producer of silicon metal for sale to the aluminum and silicones industries. The Company sells to customers in the metal industry who are located primarily throughout the United States. Credit is extended based on an evaluation of the customer's financial condition. During the six months ended June 30, 1999 and the six months ended June 30, 1998, three customers accounted for 36%, 32%, and 10% and 41%, 15%, and 14% of net sales, respectively. At June 30, 1999 and December 31, 1998, three customers accounted for 46%, 12%, and 11% and 54%, 10% and 8%, respectively, of outstanding receivables. The Company maintains credit insurance for all customer accounts receivable.

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

The condensed financial statements included herein for the periods prior to March 31, 1998, represent the Predecessor's results of operations and cash flows prior to the Acquisition and consequently, are stated on the Predecessor's historical cost basis. The financial statements as of December 31, 1998 and June 30, 1999, and for the six months ended June 30, 1999, reflect the adjustments which were made to record the Acquisition. Accordingly, the financial statements of the Predecessor for the periods prior to March 31, 1998 are not comparable in all material respects with the financial statements subsequent to the Acquisition. The most significant differences relate to amounts recorded for property, plant and equipment, goodwill, and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the six months ended June 30, 1999.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company's and the Predecessor's accounting policies, please refer to the Company's 1998 Annual Report on Form 10-K.

Restricted Cash - In January 1999, the Company entered into an amendment to the Credit Agreement whereby the Company was required to provide cash collateral of $6,147,946 for the letter of credit backing the industrial revenue bonds. This cash, plus interest accrued thereon, is reflected as restricted cash on the Company's condensed balance sheet as of June 30, 1999.

NOTE 3 - INVENTORIES

As of June 30, 1999 and December 31, 1998, inventories consisted of the following:

                                                  June 30,        December 31,
                                                    1999             1998
                                                (unaudited)
                                                -----------       -----------
Raw Materials                                   $   479,560       $   908,839
Finished Goods                                      799,064         2,211,438
Supplies                                            296,000           296,000
                                                -----------       -----------
                                                $ 1,574,624       $ 3,416,277
                                                ===========       ===========


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

                                                   Six Months
                                                     Ended
                                                 June 30, 1998
                                                 -------------

Net Sales                                        $29,772,000
Net Loss                                         $(2,816,000)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

On March 31, 1998, Holdings, through its wholly owned subsidiary, SAC, purchased all of the outstanding shares of common stock of SIMCALA. On such date, SAC was merged into SIMCALA. SIMCALA, as the surviving corporation in the Merger, became a wholly owned subsidiary of Holdings.

The following is a discussion of the Company's results of operations. The financial statements included herein for the periods prior to March 31, 1998, represent the Predecessor's results of operations and cash flows prior to the Acquisition and consequently, are stated on the Predecessor's historical cost basis. The financial statements as of June 30, 1999, and for the six months then ended, reflect the adjustments which were made to record the Acquisition. Accordingly, the financial statements of the Predecessor for the periods prior to March 31, 1998 are not comparable in all material respects with the financial statements subsequent to the Acquisition. The most significant differences relate to amounts recorded for property, plant and equipment, goodwill, and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the six months ended June 30, 1999 and will result in such increases in future years.

During the quarter ended June 30, 1999, the Company was approached by Dow Corning Corporation, a significant customer of the Company, and asked to consider a delay in the construction of the planned fourth smelting furnace. Dow Corning reiterated its commitment to take all volumes called for in the contract signed in 1998. By delaying construction of the fourth furnace, the Company would delay the recognition of revenue and income associated with the project. Given the current excess supply in the market, however, a delay in the construction of the fourth furnace is being considered by the Company.

The table below sets forth certain statement of operations information as a percentage of net sales during the six months ended June 30, 1999 and the quarters ended June 30, 1999, June 30, 1998 and March 31, 1998:

                                            Company           Company           Company          Predecessor
                                           Six months       Three months      Three months      Three months
                                             ended             ended             ended             ended
                                            June 30,          June 30,          June 30,          March 31,
                                              1999              1999              1998              1998
                                           ----------       ------------      ------------      ------------

Net sales                                     100.0%            100.0%            100.0%            100.0%
Cost of goods sold                             94.0              99.0              87.3             78.6
                                              -----             -----             -----             ----

Gross profit                                    6.0               1.0              12.7             21.4
Selling and administrative expenses             4.6               4.5               5.5             25.7
                                              -----             -----             -----             ----

Operating income (loss)                         1.4              (3.5)              7.2             (4.3)
Interest expense                               13.7              14.4              12.7              2.1
Other income, net                              (1.6)             (1.8)             (2.3)            (1.9)
                                              -----             -----             -----             ----

Loss before income taxes                      (10.7)            (16.1)             (3.2)            (4.5)
Income tax benefit                             (2.5)             (4.5)             (0.3)            (0.7)
                                              -----             -----             -----             ----

Net loss                                       (8.2)%           (11.6)%            (2.9)%           (3.8)%
                                              =====             =====             =====             ====

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

NET SALES

Net sales decreased by $1.6 million in the three months ended June 30, 1999, or 10.7%, to $13.3 million from $14.9 million for the same period in 1998. This decrease was due principally to a reduction in average selling prices for all aluminum grades of silicon metal. Production of silicon metal in the second quarter of 1999 was 8,257 metric tons, compared with 9,472 metric tons produced in the second quarter of 1998.

GROSS PROFIT

Gross profit decreased by $1.8 million, or 92.9%, to $0.1 million in three months ended June 30, 1999 as compared to $1.9 million in the same period in 1998. The gross profit margin decreased to 1.0% in the three months ended June 30, 1999 from 12.7% in the same period in 1998. These decreases were principally due to decreased selling prices for all aluminum grades of silicon metal.

Average selling price per metric ton decreased to $1,478 in the three months ended June 30, 1999 from $1,661 in the same period in 1998. This was due to continued excess supply in the primary and secondary aluminum markets coupled with reduced demand for silicon metal in Asian markets. Average production cost per metric ton increased to $1,310 in the three months ended June 30, 1999 from $1,287 in the same period in 1998. This increase resulted primarily from lower production volumes which allowed for less absorption of fixed costs. The lower production volumes resulted from poor furnace performance in the first two months of the quarter and longer than planned maintenance on one furnace.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased $0.2 million, or 27.9%, to $0.6 million in the three months ended June 30, 1999 as compared to $0.8 million in the same period in 1998. The decrease was primarily due the elimination of the Alabama Franchise Tax, which was declared unconstitutional by the Alabama Supreme Court.

OPERATING INCOME

Income from operations decreased $1.5 million to a loss of $0.5 million in the three months ended June 30, 1999 from an operating income of $1.1 million in the same period of 1998. At the same time, the operating margin decreased to (3.5)% from 7.2% for the same period in the prior year. The decrease was primarily due to a reduction of selling prices for all grades of silicon metal coupled with increased production costs per metric ton.

INTEREST EXPENSE

Interest expense increased $0.015 million, or 0.7%, to $1.914 million in the three months ended June 30, 1999 from $1.899 million in the same period in 1998. The change in interest expense is insignificant.

OTHER INCOME - NET

Other income - net decreased $0.1 million, or 29.9%, to $0.2 million in the three months ended June 30, 1999 from $0.3 million in the same period in 1998. The decrease in other income was primarily due to a decrease in interest income when compared to the same period in 1998.

INCOME TAXES

The income tax benefit recorded increased $0.5 million, or 1174.7%, to $0.6 million in the three months ended June 30, 1999 when compared to the same period in 1998. The increase resulted from all the factors above, which created a larger pre-tax loss.

NET LOSS

As a result of the above factors, the net loss for the three months ended June 30, 1999 was $1.5 million compared to a net loss of $0.4 million for the same period in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

NET SALES

Net sales decreased by approximately $1.6 million, or 5.2 percent, to $28.2 million in the six months ended June 30, 1999, from $29.8 million in the same period in 1998. This decrease was due principally to a reduction in average selling prices for all aluminum grades of silicon metal. The reduction in sales price more than offset slightly higher sales volumes. Production of silicon metal in the six months ended June 30, 1999 was 17,427 metric tons, compared with 18,582 metric tons produced in the same period in 1998.

GROSS PROFIT

Gross profit decreased by $3.4 million, or 66.6%, to $1.7 million in six months ended June 30, 1999 as compared to $5.1 million in the same period in 1998. The gross profit margin decreased to 6.0% in the six months ended June 30, 1999 from 17.0% in the same period in 1998. These decreases were principally due to decreased selling prices for all aluminum grades of silicon metal coupled with higher depreciation expense in 1999 associated with the Acquisition.

Average selling price per metric ton decreased to $1,484 in the six months ended June 30, 1999 from $1,661 in the same period in 1998. This was due to continued excess supply in the primary and secondary aluminum markets coupled with reduced demand for silicon metal in Asian markets. Average production cost per metric ton decreased to $1,237 in the six months ended June 30, 1999 from $1,272 in the same period in 1998. This decrease resulted primarily from improved product handling and reduced raw material costs.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased $3.4 million, or 72.4%, to $1.2 million in the six months ended June 30, 1999 as compared to $4.6 million in the same period in 1998. The decrease is primarily due to a bonus paid to management related to the exercise of options of $1.5 million, the recognition of compensation expense of $0.9 million related to certain stock options, and the write-off of certain intangible expenses related to the Acquisition during the quarter ended March 31, 1998. These costs were non-recurring.

OPERATING INCOME

Income from operations and operating margin were essentially unchanged in the six months ended June 30, 1999 as compared to the same period in 1998.

INTEREST EXPENSE

Interest expense increased $1.6 million, or 74.0%, to $3.9 million in the six months ended June 30, 1999 from $2.2 million in the same period in 1998. The increase results from substantially higher debt levels in the six months ended June 30, 1999 associated with the Acquisition, which occurred on March 31, 1998.

OTHER INCOME - NET

Other income - net decreased $0.2 million, or 30.3%, to $0.4 million in the six months ended June 30, 1999 from $0.6 million in the same period in 1998. The decrease in other income was primarily due to reduced "Mercedes" benefits realized by the Company in the six months ended June 30, 1999. The "Mercedes" benefits recorded as Other Income stem from payroll withholding for Alabama income tax that is retained by the Company pursuant to an Alabama state law. The exercise of stock options by management in the first quarter of 1998 generated significant compensation expense against which Alabama income tax was withheld by the Company. There was no such activity during the six months ended June 30, 1999.

INCOME TAXES

The income tax benefit recorded increased $0.6 million, or 388.3%, to $0.7 million in six months ended June 30, 1999 when compared to the same period in 1998. The increase resulted from all factors above, which created a larger pre-tax loss.

NET LOSS

As a result of the above factors, the net loss for the six months ended June 30, 1999 was $2.3 million compared to a net loss of $1.0 million for the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations, borrowings under its secured credit facility and a portion of the net proceeds from the offering of its 9 5/8% Senior Notes due 2006 (the "Notes"). The Company's principal uses of liquidity are to fund operations, meet debt service requirements and finance the Company's planned capital expenditures, including the possible construction of a fourth smelting furnace, engineering work for which has already begun.

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

Cash and cash equivalents were $9.8 million and $14.7 million at June 30, 1999 and December 31, 1998, respectively, and restricted cash was $6.2 million as of June 30, 1999. The increase in total cash and equivalents and restricted cash in the first six months of 1999 resulted principally from cash provided by operations.

Depreciation and amortization for the second quarter of 1999 totaled $1.6 million, compared to $1.4 million for the same period in 1998. The increase in the second quarter of 1999 primarily resulted from an increase in depreciation expense related to capital expenditures in the last year.

In the second quarters of 1999 and 1998, net cash provided by operating activities was $(0.5) million and $3.2 million, respectively. The decrease in the second quarter of 1999 resulted primarily from a larger net loss in 1999, accelerated funding of accounts payable due to the timing of check clearings, and a significant receivables transaction in the second quarter of 1998 related to the Acquisition. In the second quarters of 1999 and 1998, net cash used in investing activities was $0.6 million and $1.2 million, respectively. The changes primarily reflect different levels of capital spending during the corresponding quarters of each year. In the second quarters of 1999 and 1998, net cash used in financing activities was insignificant.

In connection with the Acquisition, the Company replaced its existing credit facility with a new credit facility (the "Credit Facility") providing availability for revolving borrowings and letters of credit in an aggregate principal amount of up to $15.0 million (of which $6.1 million is reserved for support of a letter of credit issued in connection with the industrial revenue bond financing of the Company). As of June 30, 1999 and December 31, 1998, no drawings were outstanding under the Credit Facility.

Ongoing interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $75.0 million borrowed under the Notes, the Company will be required to make semiannual interest payments of approximately $3.6 million over the life of the Notes.

With respect to ongoing capital spending, the Company expects to spend approximately $2.5 million to $3.0 million annually to properly maintain its furnaces and other production facilities. In addition, the Company is considering the addition of a fourth smelting furnace using proceeds of the Notes, together with internally generated or borrowed cash. The Company estimates that construction of the furnace, if undertaken, will cost approximately $25.0 million.

The agreement governing the Credit Facility (the "Credit Agreement") imposes restrictions on the Company's ability to make capital expenditures and both the Credit Agreement and the indenture governing the Notes (the "Indenture") limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in acquisitions or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. At June 30, 1999, the Company was in compliance with all loan covenants, as amended. The covenants contained in the Indenture governing the Notes also impose restrictions on the operation of the Company's business.

YEAR 2000

The Company uses several application programs written over many years using two-digit year fields to define the applicable year, rather than four-digit year fields. Such programs may recognize a date using "00" as the year 1900 rather than the Year 2000. This misinterpretation of the year could result in an incorrect computation, a computer malfunction, or a computer shutdown.

The Company has identified the systems that could be affected by the Year 2000 issue and has developed a plan to resolve the issue. The plan contemplates the replacement of the Company's sales order system by September 1, 1999 and perpetual inventory system by September 1, 1999. Management has estimated that the costs associated with the implementation of the plan to be approximately $50,000 although no assurances can be given in this regard. The Company has made approximately $25,000 of Year 2000 expenditures through the end of July, 1999.

The Company is reviewing its top suppliers and customers to determine whether they have similar Year 2000 issues and, if so, when they will become Year 2000 compliant. This will allow the Company to determine whether the suppliers' and customers' Year 2000 problems will impede their ability to provide goods and services to the Company. An initial review has indicated that all of the Company's major suppliers and customers appear to be in the process of resolving their Year 2000 issues and that they do not foresee any material problems.

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

               None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SIMCALA, Inc.



Date:  August 10, 1999        /s/ R. Myles Cowan
                              ------------------------------------------------
                              R. Myles Cowan
                              Vice President and Chief Financial Officer
                              (Principal Accounting and Financial Officer)