Form 10-Q
period 1999-09-30
SIMCALA INC
filed 1999-11-12
CIK 941174

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

    (MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                  OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                  TO
                  ---------------    ---------------

                        COMMISSION FILE NUMBER: 333-53791

                                  SIMCALA, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                34-1780941
      (State of incorporation)          (I.R.S. Employer Identification No.)

                              1350 OHIO FERRO ROAD
                            MT. MEIGS, ALABAMA 36057
                    (Address of principal executive offices)
                                 (334) 215-7560
                         (Registrant's telephone number)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the registrant's Common Stock outstanding as of November 12, 1999 was 10,889.

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

ITEM 1.  FINANCIAL STATEMENTS

                                  SIMCALA, INC.
                            CONDENSED BALANCE SHEETS



                                                                                   September 30,        December 31,
ASSETS                                                                                 1999                1998
                                                                                   -------------       -------------
                                                                                    (unaudited)

Current Assets
     Cash and cash equivalents                                                     $  11,152,863       $  14,652,789
     Restricted Cash                                                                   6,288,561                  --
     Accounts receivable                                                               4,816,347           6,126,286
     Inventories                                                                       2,333,254           3,416,277
     Other current assets                                                                370,274             272,113
                                                                                   -------------       -------------
Total current assets                                                                  24,961,299          24,467,465

Property, Plant and Equipment, net of accumulated
     depreciation of $6,180,446 and $2,974,138, at
     September 30, 1999 and December 31, 1998, respectively                           51,270,505          52,805,557
Intangible Assets, net of accumulated amortization of
     $3,064,523 and $1,533,862, at September 30, 1999
     and December 31, 1998, respectively                                              37,204,703          38,252,601
                                                                                   -------------       -------------
Total Assets                                                                       $ 113,436,507       $ 115,525,623
                                                                                   =============       =============

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
       Accounts payable                                                            $   3,512,119       $   3,330,469
       Accrued expenses                                                                1,094,214           1,048,578
       Accrued interest payable                                                        3,438,169           1,638,560
       Current maturities of long-term debt and capital leases                            50,482              72,747
                                                                                   -------------       -------------
Total current liabilities                                                              8,094,984           6,090,354

Long Term Debt and Capital Leases - Net of Current Portion                            81,030,590          81,034,098
Deferred Income Taxes                                                                 10,877,191          11,816,575
                                                                                   -------------       -------------
Total Liabilities                                                                    100,002,765          98,941,027
                                                                                   -------------       -------------

Shareholder's Equity
Preferred Stock (Series B preferred stock, 3,000 shares authorized,
      none issued and outstanding, $1.00 par value)                                           --                  --
Common stock, 20,000 shares authorized - 10,889 shares
      issued and outstanding, par value $.01 per share                                       109                 109
Additional paid-in capital                                                            18,806,891          18,806,891
Retained deficit                                                                      (5,373,258)         (2,222,404)
                                                                                   -------------       -------------
Total shareholder's equity                                                            13,433,742          16,584,596
                                                                                   -------------       -------------
Total Liabilities and Shareholder's Equity                                         $ 113,436,507       $ 115,525,623
                                                                                   =============       =============



See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                         CONDENSED STATEMENTS OF INCOME
                           For The Three Month Periods



                                                               Company               Company
                                                         Three months ended     Three months ended
                                                         September 30, 1999     September 30, 1998
                                                             (unaudited)             (unaudited)
                                                         ------------------     ------------------
Net Sales                                                   $  13,271,115          $  12,618,207
Cost of Goods Sold                                             12,668,158             12,210,937
                                                            -------------          -------------
        Gross Profit                                              602,957                407,270
Selling and Administrative Expenses                               468,890                613,769
                                                            -------------          -------------
        Operating  Income (Loss)                                  134,067               (206,499)
Interest Expense                                                1,933,668              1,940,951
Other Income, Net                                                (237,123)              (271,316)
                                                            -------------          -------------
        Loss before Income Taxes                               (1,562,478)            (1,876,134)
Income Taxes                                                     (702,034)              (575,021)
                                                            -------------          -------------
        Net Loss                                            $    (860,444)         $  (1,301,113)
                                                            =============          =============


See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                         CONDENSED STATEMENTS OF INCOME
                           For The Nine Month Periods


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


                                                Company               Company               Predecessor
                                           Nine months ended       Six months ended     Three months ended
                                           September 30, 1999     September 30, 1998      March 31, 1998
                                              (unaudited)            (unaudited)           (unaudited)
                                           ------------------     ------------------    ------------------
Net Sales                                    $ 41,491,745           $ 27,535,716           $ 14,853,920
Cost of Goods Sold                             39,196,614             25,232,836             11,678,879
                                             ------------           ------------           ------------
        Gross Profit                            2,295,131              2,302,880              3,175,041
Selling and Administrative Expenses             1,752,190              1,439,110              3,824,493
                                             ------------           ------------           ------------
        Operating (Loss) Income                   542,941                863,770               (649,452)
Interest Expense                                5,785,603              3,840,444                313,946
Other Income, Net                                (673,727)              (615,802)              (282,272)
                                             ------------           ------------           ------------
        Loss before Income Taxes               (4,568,935)            (2,360,872)              (681,126)
Income Taxes                                   (1,418,081)              (621,549)              (100,198)
                                             ------------           ------------           ------------
        Net Loss                             $ (3,150,854)          $ (1,739,323)          $   (580,928)
                                             ============           ============           ============


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


                                                                Company               Company               Predecessor
                                                           Nine Months Ended      Six Months Ended       Three Months Ended
                                                           September 30, 1999    September 30, 1998        March 31, 1998
Cash Flows from Operating Activities:                         (unaudited)           (unaudited)             (unaudited)
                                                           ------------------    ------------------      ------------------
  Net loss                                                   $ (3,150,854)          $ (1,739,323)          $  (580,928)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                             4,736,969              2,962,908               470,903
      Deferred income taxes                                      (939,384)                    --               800,000
      Noncash stock option compensation                                --                     --               903,680
   Change in certain assets and liabilities:
        (Increase) decrease in accounts receivable              1,309,939                655,791                20,824
        Increase (decrease) in other receivables                       --              1,799,747            (2,806,751)
        (Increase) decrease in inventories                      1,083,023                101,601              (206,968)
        Decrease (increase) in other assets                      (580,924)              (435,449)              202,831
        Increase in accounts payable and accrued expenses       2,004,631                (89,791)            2,364,754
                                                             ------------           ------------           -----------
Net cash provided by operating activities                       4,463,400              3,255,484             1,168,345

                                                             ------------           ------------           -----------
Cash Flows from Investing Activities -
        Purchase of property, plant and equipment              (1,671,257)            (2,313,615)           (1,184,422)

Cash Flows from Financing Activities
                                                             ------------           ------------           -----------
  Payments on non-interest-bearing debt                           (34,401)               (31,963)                   --
  Net borrowings of long-term debt                                 30,893                     --                39,085
                                                             ------------           ------------           -----------
Net cash provided by (used in) financing activities                (3,508)               (31,963)               39,085

Change in Cash and Cash Equivalents and Restricted Cash         2,788,635                909,906                23,008
Cash and Equivalents at Beginning of Period                    14,652,789             18,057,301               634,877
                                                             ------------           ------------           -----------
Cash and Equivalents and Restricted Cash at End of Period    $ 17,441,424           $ 18,967,207           $   657,885
                                                             ============           ============           ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                 $  3,996,088           $    225,000           $   116,000
                                                             ============           ============           ===========
    Income taxes                                             $         --           $     75,000           $   112,000
                                                             ============           ============           ===========



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

The Company is a producer of silicon metal for sale to the aluminum and silicones industries. The Company sells to customers in the metal industry who are located primarily throughout the United States. Credit is extended based on an evaluation of the customer's financial condition. During the nine months ended September 30, 1999 and the nine months ended September 30, 1998, four customers accounted for 40%, 31%, 10%, and 6% and 41%, 17%, 8%, and 12% of net sales, respectively. At September 30, 1999 and December 31, 1998, three customers accounted for 53%, 18%, and 9% and 54%, 10% and 8%, respectively, of outstanding receivables. The Company maintains credit insurance for all customer accounts receivable.

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

The condensed financial statements included herein for the periods prior to March 31, 1998, represent the Predecessor's results of operations and cash flows prior to the Acquisition and consequently, are stated on the Predecessor's historical cost basis. The financial statements as of December 31, 1998 and September 30, 1999, and for the nine months ended September 30, 1999, reflect the adjustments which were made to record the Acquisition. Accordingly, the financial statements of the Predecessor for the periods prior to March 31, 1998 are not comparable in all material respects with the financial statements subsequent to the Acquisition. The most significant differences relate to amounts recorded for property, plant and equipment, goodwill, and debt, which resulted in increased cost of sales, amortization, depreciation and interest expense in the nine months ended September 30, 1999.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company's and the Predecessor's accounting policies, please refer to the Company's 1998 Annual Report on Form 10-K.

Restricted Cash - In January 1999, the Company entered into an amendment to the Credit Agreement whereby the Company was required to provide cash collateral of $6,147,946 for the letter of credit backing the industrial revenue bonds. This cash, plus interest accrued thereon, is reflected as restricted cash on the Company's condensed balance sheet as of September 30, 1999.

NOTE 3 - INVENTORIES

As of September 30, 1999 and December 31, 1998, inventories consisted of the following:


                                September 30,       December 31,
                                     1999               1998
                                 (unaudited)
                                -------------       ------------
         Raw Materials           $  722,244          $  908,839
         Finished Goods           1,315,010           2,211,438
         Supplies                   296,000             296,000
                                 ----------          ----------
                                 $2,333,254          $3,416,277
                                 ==========          ==========


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



                                    Nine Months
                                       Ended
                                 September 30, 1998
                                 ------------------
         Net Sales                  $ 42,390,000
         Net Loss                   $ (7,988,000)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

On March 31, 1998, Holdings, through its wholly owned subsidiary, SAC, purchased all of the outstanding shares of common stock of SIMCALA. On such date, SAC was merged into SIMCALA. SIMCALA, as the surviving corporation in the Merger, became a wholly owned subsidiary of Holdings.

The following is a discussion of the Company's results of operations. The financial statements included herein for the periods prior to March 31, 1998, represent the Predecessor's results of operations and cash flows prior to the Acquisition and consequently, are stated on the Predecessor's historical cost basis. The financial statements as of September 30, 1999, and for the nine months then ended, reflect the adjustments which were made to record the Acquisition. Accordingly, the financial statements of the Predecessor for the periods prior to March 31, 1998 are not comparable in all material respects with the financial statements subsequent to the Acquisition. The most significant differences relate to amounts recorded for property, plant and equipment, goodwill, and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the nine months ended September 30, 1999 and will result in such increases in future years.

During the quarter ended June 30, 1999, the Company was approached by Dow Corning Corporation, a significant customer of the Company, and asked to consider a delay in the construction of the planned fourth smelting furnace. Dow Corning reiterated its commitment to take all volumes called for in the contract signed in 1998. By delaying construction of the fourth furnace, the Company would delay the recognition of revenue and income associated with the project. Given the current over-supply in the industry, the Company has decided to delay the construction of the fourth furnace for at least one year.

The Company currently has certain costs included in Construction in Progress at September 30, 1999 which have been incurred relative to the building of the fourth furnace. Due to the Company's intent to continue with the fourth furnace construction, these costs are not impaired at September 30, 1999.

The table below sets forth certain statement of operations information as a percentage of net sales during the nine months and quarters ended September 30, 1999 and 1998:



                                         Company            Company            Company              Company          Predecessor
                                    Nine months ended  Three months ended  Three months ended  Six months ended  Three months ended
                                       September 30,     September 30,        September 30,      September 30,       March 31,
                                           1999               1999                1998               1998               1998
                                    ------------------ ------------------  ------------------  ----------------  ------------------

Net sales                                 100.0%             100.0%               100.0%             100.0%           100.0%
Cost of goods sold                         94.4               95.5                 96.7               91.6             78.6

Gross profit                                5.6                4.5                  3.3                8.4             21.4
Selling and administrative expenses         4.2                3.5                  4.8                5.2             25.7

Operating income (loss)                     1.4                1.0                 (1.5)               3.2             (4.3)
Interest expense                           13.9               14.5                 15.3               13.9              2.1
Other income, net                          (1.6)              (1.7)                (2.1)              (2.2)            (1.9)

Loss before income taxes                  (10.9)             (11.8)               (14.7)              (8.5)            (4.5)
Income tax benefit                         (3.4)              (5.2)                (4.5)              (2.2)            (0.7)

Net loss                                   (7.5)%             (6.6)%              (10.2)%             (6.3)%           (3.8)%
                                          =====              =====                =====              =====             ====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES

Net sales increased by $0.7 million in the three months ended September 30, 1999, or 5.2%, to $13.3 million from $12.6 million for the same period in 1998. This increase was due principally to increased sales volumes in the quarter offset to a great degree however, by a reduction in average selling prices for all aluminum grades of silicon metal. Production of silicon metal in the third quarter of 1999 was 9,518 metric tons, compared with 8,554 metric tons produced in the third quarter of 1998.

GROSS PROFIT

Gross profit increased by $0.2 million, or 48.0%, to $0.6 million in three months ended September 30, 1999 as compared to $0.4 million in the same period in 1998. The gross profit margin increased to 4.5% in the three months ended September 30, 1999 from 3.3% in the same period in 1998. These increases were due to increased sales volumes in the period which were largely offset by a decrease in average selling prices for all aluminum grades of silicon metal. Production cost per ton produced also decreased in the quarter.

Average selling price per metric ton decreased to $1,450 in the three months ended September 30, 1999 from $1,615 in the same period in 1998. This was due to continued excess supply in the primary and secondary aluminum markets coupled with reduced demand for silicon metal in Asian markets. Average production cost per metric ton decreased to $1,216 in the three months ended September 30, 1999 from $1,360 in the same period in 1998. This decrease resulted primarily from higher production volumes which allowed for greater absorption of fixed costs. The higher production volumes resulted from improved furnace performance in the quarter.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased $0.1 million, or 23.6%, to $0.5 million in the three months ended September 30, 1999 as compared to $0.6 million in the same period in 1998. The decrease was primarily due to the elimination in the quarter of certain accruals for incentives. The accruals were eliminated because in the opinion of management, the profit level required to trigger the pay out of the accruals will not be reached.

OPERATING INCOME

Income from operations increased $0.3 million to $0.1 million in the three months ended September 30, 1999 from an operating loss of $0.2 million in the same period of 1998. At the same time, the operating margin increased to 1.0% from (1.6%) for the same period in the prior year. The increase was primarily due to higher net sales volumes coupled with decreased production costs per metric ton.

INTEREST EXPENSE

Interest expense decreased only $0.007 million, or 0.4%, to $1.934 million in the three months ended September 30, 1999 from $1.941 million in the same period in 1998.

OTHER INCOME - NET

Other income - net decreased $0.034 million, or 12.6%, to $0.237 million in the three months ended September 30, 1999 from $0.271 million in the same period in 1998. The decrease in other income was primarily due to a decrease in interest income when compared to the same period in 1998.

INCOME TAXES

The income tax benefit recorded increased $0.1 million, or 22.1%, to $0.7 million in three months ended September 30, 1999 when compared to the same period in 1998. The increase resulted from a slightly higher effective tax rate in the current year.

NET LOSS

As a result of the above factors, the net loss for the three months ended September 30, 1999 was $0.9 million compared to a net loss of $1.3 million for the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES

Net sales decreased by approximately $0.9 million, or 2.1 percent, to $41.5 million in the nine months ended September 30, 1999, from $42.4 million in the same period in 1998. This decrease was due principally to a reduction in average selling prices for all aluminum grades of silicon metal. The reduction in sales price more than offset slightly higher sales volumes. Production of silicon metal in the nine months ended September 30, 1999 was 26,945 metric tons, compared with 27,135 metric tons produced in the same period in 1998.

GROSS PROFIT

Gross profit decreased by $3.2 million, or 58.1%, to $2.3 million in nine months ended September 30, 1999 as compared to $5.5 million in the same period in 1998. The gross profit margin decreased to 5.5% in the nine months ended September 30, 1999 from 12.9% in the same period in 1998. These decreases were principally due to decreased selling prices for all aluminum grades of silicon metal coupled with higher depreciation expense in 1999 associated with the Acquisition.

Average selling price per metric ton decreased to $1,405 in the nine months ended September 30, 1999 from $1,647 in the same period in 1998. This was due to continued excess supply in the primary and secondary aluminum markets coupled with reduced demand for silicon metal in Asian markets. Average production cost per metric ton decreased to $1,230 in the nine months ended September 30, 1999 from $1,300 in the same period in 1998. This decrease resulted primarily from improved product handling and reduced raw material costs.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased $3.5 million, or 66.7%, to $1.8 million in the nine months ended September 30, 1999 as compared to $5.3 million in the same period in 1998. The decrease is primarily due to a bonus paid to management related to the exercise of options of $1.5 million, the recognition of compensation expense of $0.9 million related to certain stock options, and the write-off of certain intangible expenses related to the Acquisition during the quarter ended March 31, 1998. These costs were non-recurring.

OPERATING INCOME

Income from operations increased $0.3 million, or 153.3%, to $0.5 million in the nine months ended September 30, 1999 as compared to $0.2 million in the same period of 1998. At the same time, the operating margin increased to 1.3% from 0.5% for the same period in the prior year. The increase was primarily due to decreased production costs per metric ton coupled with lower operating expenses.

INTEREST EXPENSE

Interest expense increased $1.6 million, or 39.3%, to $5.8 million in the nine months ended September 30, 1999 from $4.2 million in the same period in 1998. The increase results from substantially higher debt levels in the nine months ended September 30, 1999 associated with the Acquisition, which occurred on March 31, 1998.

OTHER INCOME - NET

Other income - net decreased $0.2 million, or 25.0%, to $0.7 million in the nine months ended September 30, 1999 from $0.9 million in the same period in 1998. The decrease in other income was primarily due to reduced "Mercedes" benefits realized by the Company in the nine months ended September 30, 1999. The "Mercedes" benefits recorded as Other Income stem from payroll withholding for Alabama income tax that is retained by the Company pursuant to an Alabama state law. The exercise of stock options by management in the first quarter of

1998 generated significant compensation expense against which Alabama income tax was withheld by the Company. There was no such activity during the nine months ended September 30, 1999.

INCOME TAXES

The income tax benefit recorded increased $0.6 million, or 96.5%, to $1.4 million in nine months ended September 30, 1999 when compared to the same period in 1998. The increase resulted from all factors above, which created a larger pre-tax loss. The company also experienced a higher effective income tax rate due to the tax impact of certain intangible assets booked as a result of the Acquisition.

NET LOSS

As a result of the above factors, the net loss for the nine months ended September 30, 1999 was $3.2 million compared to a net loss of $2.3 million for the same period in 1998.


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

The Company's cash flows from its operations are influenced by selling prices of its products and raw materials costs, and are subject to moderate fluctuation due to market supply factors driven by imports. The Company's silicon metal business experiences price fluctuations principally due to the competitive nature of one of its markets, the secondary aluminum market. Recently, the Company has experienced price fluctuations in another of its markets, the primary aluminum market. Historically, the Company's microsilica business has been affected by the developing nature of the markets for this product.

Cash and cash equivalents were $11.2 million and $14.7 million at September 30, 1999 and December 31, 1998, respectively, and restricted cash was $6.3 million as of September 30, 1999. The increase in total cash and equivalents and restricted cash in the first nine months of 1999 resulted principally from cash provided by operations.

Depreciation and amortization for the third quarter of 1999 totaled $1.6 million, compared to $1.5 million for the same period in 1998. The increase in the third quarter of 1999 primarily resulted from an increase in depreciation expense related to capital expenditures in the last year.

In the third quarters of 1999 and 1998, net cash provided by operating activities was $2.1 million and $0.032 million, respectively. The increase in the third quarter of 1999 resulted primarily from a smaller net loss in 1999, reduced funding of accounts payable due to the timing of check clearings, and an increase in accounts receivable due to higher sales in the third quarter of 1999. In the third quarters of 1999 and 1998, net cash used in investing activities was $0.7 million and $1.1 million, respectively. The changes primarily reflect different levels of capital spending during the corresponding quarters of each year. In the third quarters of 1999 and 1998, net cash used in financing activities was insignificant.

In connection with the Acquisition, the Company replaced its existing credit facility with a new credit facility (the "Credit Facility") providing availability for revolving borrowings and letters of credit in an aggregate principal amount of up to $15.0 million (of which $6.1 million is reserved for support of a letter of credit issued in connection with the industrial revenue bond financing of the Company). As of September 30, 1999 and December 31, 1998, no drawings were outstanding under the Credit Facility.

Ongoing interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $75.0 million borrowed under the Notes, the Company will be required to make semiannual interest payments of approximately $3.6 million over the life of the Notes.

With respect to ongoing capital spending, the Company expects to spend approximately $2.0 million to $3.0 million annually to properly maintain its furnaces and other production facilities. In addition, the Company is considering the addition of a fourth smelting furnace from proceeds of the Notes, together with internally generated or borrowed cash. The Company estimates that construction of the furnace, when undertaken, will cost approximately $25.0 million.

The agreement governing the Credit Facility (the "Credit Agreement") imposes restrictions on the Company's ability to make capital expenditures and both the Credit Agreement and the indenture governing the Notes (the "Indenture") limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in acquisitions or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. At September 30, 1999, the Company was in compliance with all loan covenants, as amended. The covenants contained in the Indenture governing the Notes also impose restrictions on the operation of the Company's business.

YEAR 2000

The Company uses several application programs written over many years using two-digit year fields to define the applicable year, rather than four-digit year fields. Such programs may recognize a date using "00" as the year 1900 rather than the Year 2000. This misinterpretation of the year could result in an incorrect computation, a computer malfunction, or a computer shutdown.

The Company has identified the systems that could be affected by the Year 2000 issue and has developed a plan to resolve the issue. The plan contemplates the replacement of the Company's sales order system by November 22, 1999 and perpetual inventory system by the same date. Management has estimated that the costs associated with the implementation of the plan to be approximately $75,000 although no assurances can be given in this regard. The Company has made approximately $45,000 of Year 2000 expenditures through the end of October, 1999.

The Company has reviewed its top suppliers and customers to determine whether they have similar Year 2000 issues and, if so, when they will become Year 2000 compliant. This allowed the Company to determine whether the suppliers' and customers' Year 2000 problems will impede their ability to provide goods and services to the Company. The review has indicated that all of the Company's major suppliers and customers are in the progress of resolving their Year 2000 issues and that they do not foresee any material problems.

If the Company cannot successfully and timely resolve its Year 2000 issues, its business, results of operations and financial condition could be materially adversely affected. Except for the systems controlling the Company's sales order and perpetual inventory processes, which can be manually operated in the event of a systems failure, management is not aware of any systems or operations of the Company that will be adversely affected as a result of the Year 2000 problem. If, however, any other system or operation of the Company is adversely affected by the Year 2000 problem, the Company's business, results of operations and financial condition could be materially adversely affected. The Company has not developed a contingency plan in the event of a Year 2000 problem. However, based upon the results of the Company's internal review, management does not believe a contingency plan is necessary.

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

       Not applicable.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SIMCALA, Inc.


Date:  November 12, 1999            /s/ R. Myles Cowan
                                    --------------------------------------------
                                    R. Myles Cowan
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)