Form 10-K405
period 1999-12-31
SIMCALA INC
filed 2000-03-30
CIK 941174

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  (Mark One)

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

                        COMMISSION FILE NUMBER 333-53791

                                  SIMCALA, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        34-1780941
      (State or other                                  (I.R.S. Employer
jurisdiction of incorporation)                         Identification No.)

                              1940 OHIO FERRO ROAD
                            MT. MEIGS, ALABAMA 36057
                    (Address of principal executive offices)
                                 (334) 215-7560
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The number of shares of the registrant's Common Stock outstanding at March 1, 2000 was 10,889. There is no public trading market for shares of the registrant's Common Stock.


================================================================================

                                  SIMCALA, Inc.
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1999

                                Table of Contents

Item                                                                                             Page
Number                                                                                           Number
------                                                                                           ------
                                    PART I

1.       Business                                                                                  1

2.       Properties                                                                                7

3.       Legal Proceedings                                                                         7

4.       Submission of Matters to a Vote of Security Holders                                       8

                                    PART II

5.       Market for the Registrant's Common Equity
         and Related Stockholder Matters                                                           8

6.       Selected Financial Data                                                                   8

7.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                11

7(A).    Quantitative and Qualitative Disclosures About Market Risk                               22

8.       Financial Statements and Supplementary Data                                              22

9.       Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                                 22

                                    PART III

10.      Directors and Executive Officers of the Registrant                                       23

11.      Executive Compensation                                                                   24

12.      Security Ownership of Certain Beneficial Owners and Management                           27

13.      Certain Relationships and Related Transactions                                           28

                                    PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                          30

SIGNATURES                                                                                        36

FINANCIAL STATEMENTS                                                                              F-1

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in this document, particularly regarding anticipated future financial performance, business prospects, growth and operating strategies, and similar matters, and those preceded by, followed by or that otherwise include the words "may," "would," "could," "will," "believes," "expects," "anticipates," "plans," "intends," "estimates," or similar expressions or variations thereof may constitute "forward-looking statements" for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. A variety of factors, including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 hereof, may affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements.

                                     PART I.

ITEM 1.  BUSINESS.

GENERAL

         SIMCALA, Inc. ("SIMCALA" or the "Company") is a leading domestic manufacturer of silicon metal which is used in the chemical and aluminum industries. Silicon metal is an essential raw material used by the chemical industry to produce silicones and polysilicon and by the aluminum industry primarily as an alloying agent. The Company produces and sells higher margin chemical grade and specialty aluminum grade silicon metal, both of which contain the highest concentrations of silicon and the lowest levels of impurities when compared to lower grades of silicon metal. Silicones are the basic ingredient used in numerous consumer products, including lubricants, cosmetics, shampoos, gaskets, building sealants, automotive hoses, water repellent fluids and high temperature paints and varnishes. Polysilicon is an essential raw material used in the manufacture of silicon wafers for semi-conductor chips and solar cells. Aluminum containing silicon metal as an alloy can be found in a variety of automobile components, including engine pistons and housings and cast aluminum wheels. Management believes that currently there are no commercially feasible substitutes for silicon metal in either the chemical or aluminum industries. In addition to silicon metal, the Company produces microsilica, a co-product of the silicon metal smelting process. Microsilica is a strengthening and filler agent which has applications in the refractory, concrete, fibercement, oil exploration and minerals industries.

         In 1999, the Company's production volume was approximately 36,800 metric tons, with net sales of $55.2 million. The Company estimates that it is one of the three largest manufacturers, in terms of volume, of silicon metal in the United States, and that its facility, located in Mt. Meigs, Alabama (the "Facility"), is the nation's second largest in terms of capacity.

         The Company is incorporated under the laws of the state of Delaware. The Company's principal executive offices are located at 1350 Ohio Ferro Alloys Road, Mt. Meigs, Alabama 36057, and its telephone number is (334) 215-7560. On March 31, 1998 (the "Acquisition Date"), SAC Acquisition Corp., a Georgia corporation ("SAC") and then wholly owned subsidiary of SIMCALA Holdings, Inc., a Georgia corporation ("Holdings"), acquired all of the outstanding capital stock of the Company (the "Acquisition") from its stockholders for a cash payment of approximately $65.3 million. The aggregate purchase price paid by SAC for the Acquisition was financed with the net proceeds of a $75,000,000 offering (the "Offering") of the Company's 9 5/8% Senior Notes due 2006 (the "Notes") and the initial capital contribution by CGW Southeast Partners III, L.P. ("CGW") and
C. Edward Boardwine, Dwight L. Goff and R. Myles Cowan, II (each, a "Senior Manager" and collectively, the "Senior Management") of $22.0 million to Holdings (the "Equity Contribution"), which was then contributed by Holdings to SAC. Immediately following the Acquisition, SAC merged with and into the Company, with the Company being the surviving corporation (the "Merger"). As a result of the Merger, the Company became the obligor of the Notes and a wholly-owned, direct subsidiary of Holdings. Holdings has no business other than holding the capital stock of the Company, which is the sole source of Holding's financial resources. Holdings is controlled by CGW, which beneficially owns shares representing 79.8% of the voting power of Holdings (on a fully diluted basis). Accordingly, CGW, through its control of Holdings, controls the Company and has the power to elect all of its directors, appoint new management, and approve any action requiring the approval of the holders of the Company's common stock.

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

         The aluminum industry uses silicon metal in the production of aluminum alloys, both in primary and secondary aluminum production. Aluminum containing silicon metal as an alloy can be found in a variety of automobile components including engine pistons and housings and cast aluminum wheels. The addition of silicon metal to aluminum in the casting process improves castability and minimizes shrinkage and cracking. In the finished aluminum product, silicon metal increases corrosion resistance, hardness, tensile strength and wear resistance.

         In 1999 the Company produced approximately 25,900 metric tons of chemical grade silicon metal and approximately 8,500 tons of specialty aluminum grade silicon metal, representing approximately 70% and approximately 23% of its total silicon metal output, respectively.

Microsilica (Silica Fume)

         During the silicon metal production process the offtake gases are drawn from the smelting furnaces by large fans and are collected in baghouses. As the material cools it oxidizes to amorphous silicon dioxide (SiO(2)) and condenses in the form of spheres consisting of non-crystalline silicon dioxide. These extremely fine particles (less than one micron in size) are referred to as microsilica (silica fume). Microsilica is widely used in the refractory, concrete, fibercement, oil exploration and minerals industry. Because there are more than 50,000 particles of microsilica for each grain of cement, microsilica is used in cement-based products to fill the microscopic voids between cement particles. In concrete applications microsilica increases the strength, durability and reduces permeability in applications such as parking garages, bridge decks and marine structures. SIMCALA collects approximately 14,000 metric tons of microsilica annually. In 1999, the Company sold approximately 13,800 metric tons of microsilica.

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

Employee Training

         The Company believes that it has one of the most experienced and efficient management teams in the silicon metal business. This management team is supported by a productive and experienced workforce equipped with skills in metallurgical operations, maintenance, quality control and marketing. Employees participate in SIMCALA's training program which has been jointly developed by the Alabama State Department of Education and the John M. Patterson State Technical College. The program is designed to provide each employee with the skills required to evaluate, control and continuously improve production and support service processes. In 1999, employee productivity was approximately 307 metric tons of silicon metal per hourly employee.

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

         The principal cost components in the production of silicon metal are electricity, carbon electrodes, quartz, coal, charcoal and wood chips. Electricity is the largest cost component, comprising 23% of cost of goods sold in 1999. The balance of raw materials, consisting of electrodes, quartz, coal/charcoal and wood chips, represented 13%, 3%, 11% and 7% of cost of goods sold, respectively, in 1999. In addition, labor comprised 7% of cost of goods sold in 1999.

         Electrical power used in the smelting process is supplied by Alabama Power Company ("APCo") through a dedicated 110,000 volt line into SIMCALA's high voltage main substation. The Company previously had a five-year contract with APCo, which expired in February 2000. The Company is currently negotiating another multi-year agreement with APCo and, in the interim, is purchasing electrical power from APCo on substantially similar terms to those contained in the expired agreement. Although the Company did not expect any rate increases through the contract period, the current rate schedule was revised pursuant to regulation by the Alabama Public Service Commission in December 1999. The increase in the Energy Cost Recovery (ECR) factor was applied to all customers of APCo. The increase is expected to remain in effect for one year or until APCo recovers excess cost paid for power purchased to meet the extraordinary demand caused by the extreme heat during July and August of 1999. This increase will have an adverse effect on the Company's operating performance as the Company cannot pass the additional cost on to its customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Dependence on Supply of Electrical Power."

         The Company purchases two sizes of quartz from a local supplier. The low level of iron and titanium impurities found in local Alabama quartz is ideally suited to produce chemical grade silicon metal. High grade metallurgical coal is supplied by two suppliers located in Kentucky. Metallurgical grade charcoal is purchased from two suppliers in Missouri. Hardwood logs are purchased from local suppliers and processed into metallurgical wood chips on-site by an independent contractor. The logs are harvested in close proximity to the Facility.

CUSTOMERS

         The Company is a supplier to two of the largest producers of silicones in the United States, G.E. Silicones, a division of General Electric Company ("G.E. Silicones"), and Dow Corning Corporation ("Dow Corning"). G.E. Silicones' production facility, which is located in Waterford, New York, consumes over 50,000 metric tons of silicon metal per year. The facility produces feedstock for silicones, electronic and fumed silica applications. In 1999, G.E. Silicones accounted for approximately 5% of the Company's net sales. At December 31, 1999, G.E. Silicones accounted for less than 1% of the Company's outstanding accounts receivable.

         Dow Corning's production facilities are located in Carrollton, Kentucky and Midland, Michigan. Dow Corning consumes over 100,000 metric tons of silicon metal per year with the Carrollton facility being the dominant consumer. The Midland facility primarily produces feedstock for polysilicon applications in electronics while Carrollton produces siloxane for silicones applications. In 1999, Dow Corning accounted for approximately 41% of the Company's net sales. At December 31, 1999, Dow Corning accounted for approximately 43% of the Company's outstanding accounts receivable.

         SIMCALA also supplies many of the leading companies in the specialty aluminum industry. The Company's three largest customers in the specialty aluminum industry are Wabash Alloys, L.L.C. ("Wabash Alloys"), Alcan Ingot & Recycling ("Alcan") and Bohn Aluminum Corp. ("Bohn"), which in 1999 collectively accounted for approximately 31%, 10% and 3%, respectively, of the Company's net sales. At December 31, 1999, Wabash Alloys, Alcan and Bohn accounted for approximately 27%, 5% and 5%, respectively, of the Company's outstanding accounts receivable.

         In 1999, the Company's five largest customers accounted for approximately 88% of net sales. The Company does not generally have long-term contracts with its major customers and the loss of any major customer, or a significant reduction of the Company's business with any of them, would have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Importance of Key Customers."

         The Company does, however, currently have contracts for the supply of silicon metal with three of its major customers. The Company has a three-year agreement with Wabash Alloys (the "Wabash Agreement"), which is scheduled to expire on December 31, 2001. Either party may cancel the Wabash Agreement prior to expiration with six months' advance written notice. The Company also has entered into a supply agreement with Alcan (the "Alcan Agreement"). The initial three-year term of the Alcan Agreement expired on December 31, 1999, but the Alcan Agreement will continue year to year thereafter unless re-negotiated or cancelled by either party. Either party may cancel the Alcan Agreement upon 180 days written notice prior to the expiration of the initial term or any renewal term. The Alcan Agreement also provides that, if for any reason beyond the control of the parties, economic circumstances change in such a way as to cause undue hardship to either party or unduly favor one party to the detriment of the other party, and the parties are unable to find a mutually acceptable solution within ninety days, the Alcan Agreement can be canceled. In addition, the Company has entered into a supply agreement with Dow Corning (the "Dow Agreement") with an initial term commencing January 1, 1998 and ending on December 31, 2004. The Dow Agreement will automatically continue thereafter until either party terminates with 24 months prior written notice.

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

COMPETITION

         The Company competes in the silicon metal market primarily on the basis of product quality (particularly in the production of chemical grade silicon metal), service and price. In the chemical and specialty aluminum markets, the Company considers itself in competition only with the other five domestic producers. Management believes that foreign manufacturers are not reliable alternative sources of high-grade silicon metal, primarily due to quality issues and high freight costs. The Company, however, does compete with a number of domestic companies, including Globe Metallurgical Inc. and Elkem Metals Company ("Elkem Metals").

         SIMCALA is strongly positioned in the chemical and specialty aluminum markets. In 1999, the Company estimates that it held a market share of approximately 12% of the total United States chemical market and approximately 18% of the total United States aluminum market, based on metric tons of silicon metal sold.

EMPLOYEES

         As of December 31, 1999, the Company employed 176 people, of which 124 people were paid on an hourly basis. At December 31, 1999, approximately 68% of all hourly workers chose to be members of the United Steelworkers of America, Local 8538 (the "Union"). Because Alabama is a right-to-work state, 100% of the employees paid on an hourly basis are represented by the Union. On August 8, 1995, the Company and the Union entered into a five-year collective bargaining contract. Although wages remain fixed over the life of the Union contract, the Company agreed in the contract to discuss wages with the Union beginning in February 1998. In mid-February 1998, management held meetings with Union and non-Union employees to discuss various matters, including wage levels. There has been no increase in wages as a result of such meetings. The Company does not believe that this provision in the Union contract requires the renegotiation of wage levels. The Company believes that its relations with all its employees are good. Contract negotiations are currently underway with the Union, and management believes the parties will reach a satisfactory result. In the event the collective bargaining agreement is not renewed, the Company believes that no significant disruptions in the Company's operations would result and that there would be no material adverse affect upon the Company's business, financial condition or results of operations.

ENVIRONMENTAL AND REGULATORY MATTERS

Environmental

         The Company is subject to extensive federal, state and local environmental laws and regulations governing the discharge, emission, storage, handling and disposal of a variety of substances and wastes used in or resulting from the Company's operations. Although the Company believes that it is currently in material compliance with those laws and regulations, it has historically, and expects to continue to, incur costs related to environmental remediation. However, the Company is not aware of any material remediation contingencies associated with any of its real estate or facilities. The Company estimates that approximately $1.0 million of budgeted capital expenditures in each of 2000 and 2001 will relate to air abatement equipment.

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

         Once an order is in place, each year foreign producers, importers, domestic producers and other interested parties may request a new investigation (or "administrative review") to determine the margin of dumping during the immediately preceding year. The rates calculated in these administrative reviews (or the existing rates if no review is requested) are used to assess anti-dumping duties on imports during the review period and to collect cash deposits on future imports. An administrative review covering five Brazilian producers and a review covering two PRC exporters are now in progress. The rates established in these reviews and in future reviews will depend upon the prices and costs during the periods covered by the reviews, the methodologies applied and other factors. Anti-dumping orders remain in effect until they are revoked. In order for an individual producer or exporter to qualify for revocation of an anti-dumping order, the United States Department of Commerce must conclude that the producer or exporter has sold the merchandise at not less than normal value for a period of at least three consecutive years and is not likely to sell the merchandise at less than normal value in the future. Anti-dumping orders may also be revoked as a result of periodic "sunset reviews." In early February of 2000, the International Trade Commission decided to conduct a full, rather than an expedited, review of the antidumping orders pertaining to US imports of silicon from Argentina, Brazil and China. As a result, management believes that a decision on whether to lift the duties under the five-year "sunset" review may not be made until 2001.

         The domestic silicon metal industry has aggressively sought to maintain effective relief under the antidumping orders by actively participating in administrative reviews, appeals and circumvention proceedings. Although these efforts have been successful in protecting the industry from dumped imports from the countries covered by the orders, one or more of such anti-dumping orders may be revoked or effective duty rates may not continue to be imposed.


ITEM 2.  PROPERTIES.

         The Facility consists of a silicon metal production plant and administrative offices, which are located on 129 acres in Mt. Meigs, Alabama, approximately 15 miles from Montgomery. The Facility is the newest "greenfield" silicon metal manufacturing facility in the United States. A "greenfield" silicon metal manufacturing facility is a facility that is newly constructed to manufacture silicon metal, whereas a "brownfield" facility is an addition to or expansion of an existing silicon metal manufacturing facility. The Facility contains three identical 20 megawatt submerged-arc electric furnaces with an annual capacity of 36,000 metric tons of silicon metal and 16,000 metric tons of microsilica. SIMCALA intends to expand the Facility by constructing a fourth smelting furnace and the Company believes that after this expansion the Facility will be the second largest silicon metal production facility in the world. Upon completion of the fourth furnace, the Company's production capacity will increase by approximately 12,000 metric tons to approximately 48,000 metric tons per year. Management estimates that construction of the fourth furnace, once begun, can be completed within 20 months at a total cost of approximately $25.0 million. As a consequence of the IRB Financing, substantially all of the real and personal property used in SIMCALA's operations (including the Facility) is owned by the Montgomery IDB and leased to SIMCALA. The lease expires on June 1, 2010.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in routine litigation from time to time in the regular course of its business. There are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31,1999.



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

         On March 31, 1998, the Company also issued and sold pursuant to the exercise of stock options, an aggregate of 889 shares of common stock to C. Edward Boardwine, its President and Chief Executive Officer, Dwight L. Goff, its Vice President, and R. Myles Cowan, II, its Vice President -- Finance. The exercise price for each share subject to an option was $100. The Company relied upon Section 4(2) and Regulation D to exempt the sale of this stock from the registration requirements of the Securities Act.


ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial information as of December 31, 1999, and for the twelve months then ended and December 31, 1998, and for the nine months there ended has been derived from the financial statements of the Company which have been audited by Deloitte & Touche LLP, ("D&T") independent auditors, and are included elsewhere in this report. The selected financial information for the three months ended March 31, 1998 has been derived from the statements of income and cash flows of the Company prior to the Acquisition (the "Predecessor") which have been audited by D&T and are included elsewhere in this report. The selected financial information for the year ended December 31, 1997 and as of such date has been derived from the financial statements of the Predecessor which have been audited by D&T and are included elsewhere in this report. The selected financial information for the year ended December 31, 1996 and as of such date has been derived from the financial statements of the Predecessor which have been audited by Crowe, Chizek and Company LLP, independent auditors, and are included elsewhere in this report. The selected financial information for the period from February 10, 1995 (date of inception) to December 31, 1995 and as of December 31, 1995 has been derived from the audited financial statements of the Predecessor which are not included in this report. The selected financial information for the period from January 1, 1995 to February 10, 1995 has been derived from the unaudited financial statements of SiMETCO,

Inc. ("SiMETCO"), a predecessor of the Company. The selected financial information below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and the notes thereto appearing elsewhere herein.



                            SIMETCO,                          PREDECESSOR                                  COMPANY
                          ----------   --------------------------------------------------          --------------------------
                           INC.(1)

                            PERIOD     PERIOD FROM
                             FROM         FEB. 10,
                            JAN. 1,    1995 (DATE OF       YEAR ENDED        THREE MONTHS          NINE MONTHS    YEAR ENDED
                            1995 TO     INCEPTION)         DECEMBER 31,         ENDED                ENDED        DECEMBER 31,
                            FEB. 10,     TO DEC. 31,   -------------------      MARCH 31,           DECEMBER 31,  ------------
                             1995         1995(1)         1996      1997        1998                   1998            1999
                          ----------     --------      -------     -------   -----------            --------      ------------
                          (UNAUDITED)
                                      (DOLLARS IN THOUSANDS, EXCEPT OPERATING DATA)

  INCOME
  STATEMENT
  DATA:
Net sales .............     $3,742     $ 31,523      $52,407     $62,184     $ 14,854               $ 40,803      $ 55,230
Cost of goods
  sold ................      3,314       32,391       42,798      47,972       11,679                 36,906        51,745
                            ------     --------      -------     -------     --------               --------      --------
Gross profit
  (loss) ..............        428         (868)       9,609      14,212        3,175                  3,897         3,484
Selling and
  administrative
  expenses ............         66        1,599        1,923       2,846        3,824                  1,848         2,027
                            ------     --------      -------     -------     --------               --------      --------
Operating income
  (loss) ..............        362       (2,467)       7,686      11,366         (649)                 2,049         1,457
Interest
  expense .............         72        1,111        1,511       1,710          314                  5,777         7,587
Other (expense)
  income, net .........         --          359          444         228          282                  1,014           915
                            ------     --------      -------     -------     --------               --------      --------
Earnings (loss)
  before provision
  for income
  taxes ...............        290       (3,219)       6,619       9,884         (681)                (2,714)       (5,215)
Provision (benefit)
  for income taxes ....         --           --        1,169       3,513         (100)                  (492)       (1,363)
                                       --------      -------     -------     --------               --------      --------
Net income
  (loss) ..............     $  290     $ (3,219)     $ 5,450     $ 6,371     $   (581)              $ (2,222      $ (3,853)
                            ======     ========      =======     =======     ========               ========      ========
OPERATING DATA:
  (UNAUDITED)
Silicon metal
  Production (in
  metric tons) ........      2,395       25,669       33,373      37,852        9,110                 27,405        36,800
Average sales
  price per metric
  ton .................     $1,410     $  1,436      $ 1,641     $ 1,719     $  1,661               $  1,614      $  1,461
Average cost per
  metric ton ..........     $1,481     $  1,529      $ 1,358     $ 1,278     $  1,279               $  1,290      $  1,209


                                                 SIMETCO,
                                                  INC.  (1)              PREDECESSOR                     COMPANY
                                                 ----------      --------------------------        -----------------
                                                    AS OF             AS OF DECEMBER 31,                 AS OF
                                                 DECEMBER 31,    --------------------------           DECEMBER 31,
                                                   1994          1995       1996         1997        1998         1999
                                                -------------    -----     ------       -----      -------------------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working Capital (deficit) ...................     $ (4,069)      $ (2,926) $  (3,347)  $    885    $  18,377   $   17,519
Total assets ................................       12,342          24,217     30,581     33,663     115,526      111,210
Long-term debt, less current portion ........        2,219          12,014     13,207     12,763      81,034       81,020
Mandatorily redeemable preferred stock ......           --           3,000         --         --          --           --

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

         The following is a discussion of the Company's results of operations. The discussion is based upon the year ended December 31, 1999, in comparison to the nine-month period ended December 31, 1998, plus the three-month period ended March 31, 1998, and the nine-month period ended December 31, 1998, plus the three-month period ended March 31, 1998, in comparison to the year ended December 31, 1997.

         The financial statements included herein for the periods prior to March 31, 1998, represent the Predecessor's results of operations and cash flows prior to the Acquisition and consequently, are stated on the Predecessor's historical cost basis. The financial statements as of December 31, 1998, and for the nine months then ended, reflect the adjustments which were made to record the Acquisition. Accordingly, the financial statements of the Predecessor for the periods prior to March 31, 1998 are not comparable in all material respects with the financial statements subsequent to the Acquisition. The most significant differences relate to amounts recorded for property, plant and equipment, goodwill, and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the year ended December 31, 1999, and the nine months ended December 31, 1998 and will result in such increases in future years.

         The table below sets forth certain statement of operations information as a percentage of net sales during the years ended December 31, 1999, 1998 and 1997:


                                                             YEAR ENDED
                                                             DECEMBER 31,
                                                  --------------------------------
                                                   1999        1998 (A)       1997
Net sales                                         100.0%       100.0%       100.0%
Cost of goods sold                                 93.7         87.3         77.1
                                                  -----        -----        -----

Gross profit                                        6.3         12.7         22.9
Selling, general and administrative expenses        3.7         10.2          4.6
                                                  -----        -----        -----

Operating income                                    2.6          2.5         18.3
Interest expense                                   13.7         10.9          2.7
Other income, net                                   1.7          2.3          0.4
                                                  -----        -----        -----

Earnings (loss) before income taxes                (9.4)        (6.1)        16.0
Income tax (benefit) provision                     (2.5)        (1.1)         5.7
                                                  -----        -----        -----

Net income (loss)                                  (6.9)%       (5.0)%       10.3%
                                                  =====        =====        =====


         (a) The statement of operations of the Predecessor for the period from January 1, 1998 to March 31, 1998 is combined with the statement operations of the Company for the period April 1, 1998 to December 31, 1998. The combined presentation is not in conformity with generally accepted accounting principles but is included for comparative purposes.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO COMBINED TWELVE MONTHS ENDED DECEMBER 31, 1998

         The Company is comparing results of operations for the year ended December 31, 1999 to a Predecessor period of January 1, 1998 to March 31, 1998 combined with a Company period of April 1, 1998 to December 31, 1998. This combined presentation is not in conformity with generally accepted accounting principles but is included for comparative purposes only.


Net Sales

         Net sales decreased by $0.4 million in 1999, or 0.8%, to $55.2 million from $55.6 million in 1998. This decline was due principally to a significant decrease in selling prices in the aluminum silicon metal markets. Much of the decline was offset by an increase in tons sold. Production of silicon metal in 1999 was 36,800 metric tons, compared with 36,515 metric tons produced in 1998. Production increased in 1999 due to improved smelting inefficiencies in all of the Company's furnaces during the year.


Gross Profit

         Gross profit decreased by $3.6 million, or 50.7%, to $3.5 million in 1999 as compared to $7.1 million in 1998. The gross profit margin decreased to 6.3% in 1999 from 12.7% in 1998. These decreases were principally due to decreased sales coupled with higher depreciation costs associated with the Acquisition. Lower unit production costs partially offset the declines in gross margin attributable to lower sales prices.

         Average selling price per metric ton decreased to $1,461 in 1999 from $1,627 in 1998 due to excess supply in the aluminum market. Average production cost per metric ton decreased to $1,209 in 1999 from $1,282 in 1998. This decrease resulted from improved production efficiencies and lower raw material costs.



Selling and Administrative Expenses

         Selling and administrative expenses decreased $3.6 million, or 64.3%, to $2.0 million in 1999 as compared to $5.7 million in 1998. The decrease was primarily due to recognition of expenses related to the Acquisition in 1998 which did not recur in 1999. These expenses included a management bonus and stock option compensation expenses.

Operating Income

         Income from operations increased $0.1 million to $1.5 million in 1999 from $1.4 million in 1998, while the operating margin increased to 2.6% from 2.5% for the same period. The increase results from the combined effect of decreased sales due to lower prices coupled with increased depreciation and amortization expense offset by improved production cost and lower administrative expenses.


Interest Expense

         Interest expense increased $1.6 million, or 24.5%, to $7.6 million in 1999 from $6.1 million in 1998. The change in interest expense resulted from the timing of the Transactions whereby 1999 included the higher interest expense for a full year.


Other Income - Net

         Other income - net decreased $0.4 million, or 29.4%, to $0.9 million in 1999 from $1.3 million in 1998. The decrease in other income was due to miscellaneous income associated with the Transactions, which did not recur in 1999.


Provision for Income Taxes

         The provision for income taxes increased to a benefit of $1.4 million in 1999 from a benefit of $0.6 million in 1998. This decrease was primarily due to the increase in the loss from $3.4 million in 1998 to a $5.2 million in 1999.


Net Income (Loss)

         As a result of the above factors, the net loss for 1999 was $3.9 million compared to a net loss of $2.9 million for 1998.

COMBINED TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO PREDECESSOR YEAR ENDED DECEMBER 31, 1997

         The Company is comparing a Predecessor period of January 1, 1998 to March 31, 1998 combined with a Company period of April 1, 1998 to December 31, 1998 to the Predecessor's actual historical results of operations for the year ended December 31, 1997. This combined presentation is not in conformity with generally accepted accounting principles but is included for comparative purposes only.

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

         The Company's cash flows from its operations are influenced by selling prices of its products and raw materials costs, and are subject to moderate fluctuation due to market supply factors driven by imports and other domestic market forces. Historically, the Company's silicon metal business has experienced price fluctuations principally due to the competitive nature of two of its markets, the primary and secondary aluminum markets. In 1998, additional domestic production capacity was added by two competitors at a time when demand was not growing at historical rates. This addition capacity helped to create an over-supply condition in the domestic silicon metal markets. This over-supply has brought about significant price decreases in all aluminum markets in which the Company competes. Historically, the Company's microsilica business has been affected by the developing nature of the markets for this product.

         Cash and cash equivalents were $9.8 million, $14.7 million, and $0.6 million at December 31, 1999, 1998, and 1997, respectively. The decrease in cash in 1999 is solely the result of the classification of $6.4 million as restricted cash on the Company's balance sheet. This classification results from a January 2000 amendment to the Company's loan agreement with BankAmerica wherein the bank required the Company to post cash collateral for a letter of credit issued by the bank. This letter of credit was issued by the bank to support $6.0 million of Industrial Revenue Bonds ("IRB's") issued by the Company in 1995. All of the significant increase in cash in 1998 is related to excess borrowings as of the Acquisition Date. These funds will be used by the Company to fund part of the construction cost of a fourth smelting furnace.

         Depreciation and amortization for 1999 totaled $6.4 million, compared to $5.0 million for 1998 and $2.2 million for 1997. The increase in 1999 resulted from the timing of the Transactions in 1998. 1999 included a full year of depreciation and amortization related to the Transactions. The increase in 1998 primarily resulted from a significant increase in depreciation related to the step-up of assets associated with the Acquisition. In addition, amortization expense increased significantly in 1998 due to the amortization of the goodwill recorded as a result of the Acquisition as well as debt issuance costs related to the Transactions.

         In 1999, net cash provided by operating activities was $3.5 million, while in 1998, and 1997, net cash provided by operating activities was $0.5 million and $10.0 million, respectively. The decrease in 1998 resulted primarily from the decrease in net income. In 1999, 1998, and 1997, net cash used in investing activities was $2.0 million, $3.9 million, and $2.1 million, respectively. The changes primarily reflect different levels of capital spending during the three years. In 1999, 1998, and 1997, net cash used in financing activities was approximately $6.4 million, $28,000, and $7.5 million, respectively. The decrease from 1997 to 1998 was principally a result of (i) the net repayment of $3.2 million of indebtedness outstanding under the Company's revolving line of credit, (ii) the repayment of $12.8 million of other indebtedness, (iii) the redemption of the Company's Series B Preferred Stock, par value $1.00 per share, for $1.5 million, (iv) a payment to stockholders of $2.3 million, and (v) the payment of a $270,000 preferred stock dividend, all of which occurred in 1997 and was offset by the Company's borrowing of $13.0 million of term loan indebtedness under the Old Credit Facility. In 1999 and 1998, there was no significant financing activity subsequent to the Transactions. In 1999, the increase was due to the restriction of $6.4 million in cash.

         In connection with the Acquisition, the Company replaced the Old Credit Facility with the New Credit Facility providing availability for revolving borrowings and letters of credit in an aggregate principal amount of up to $15.0 million (of which $6.1 million is reserved for support of a letter of credit issued in connection with the IRB Financing). Revolving loans bear interest at a variable rate equal, at the option of the Company, to (i) a LIBOR-based rate plus a margin of up to 3.00% per annum, or (ii) the base rate (defined to mean the higher of (a) the publicly announced "prime rate" of the agent thereunder, and (b) a rate tied to the rates on overnight federal funds transactions with members of the Federal Reserve System) plus a margin of up to 2.00% per annum. In addition, a $6.1 million replacement letter of credit was issued under the New Credit Facility for the account of the Company as credit support for the Company's industrial revenue bonds (the "IRB's"). Drawings under the letters of credit which are not promptly reimbursed by the Company accrue interest at a variable rate equal to the base rate plus a margin of up to 3.25% per annum. As of December 31, 1999, no drawings were outstanding under the New Credit Facility.

         Ongoing interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $75.0 million borrowed under the Notes, the Company will be required to make semiannual interest payments of approximately $3.6 million over the life of the Notes.

         In connection with the Company's IRB Financing, the Company has agreed to pay the principal of, premium, if any, and interest on, the IRBs, which mature on December 1, 2019. Interest on the IRBs, which is payable monthly, currently accrues at a rate which resets every seven days as determined by Merchant Capital, L.L.C., the remarketing agent for the IRB Financing. Merchant Capital evaluates certain factors, including, among others, market interest rates for comparable securities, other financial market rates and indices, general financial market conditions, the credit standing of SIMCALA and the bank issuing the letter of credit, which provides credit support for the IRBs, and other relevant facts regarding the Facility. However, interest borne by the IRBs cannot exceed the lower of 15% per annum and the maximum rate per annum specified in any letter of credit which provides credit support for the IRBs. As of December 31, 1999, interest on the IRBs accrued at a rate equal to approximately 6.0% per annum.

         With respect to ongoing capital spending, the Company expects to spend approximately $2.5 million to $3.0 million annually to properly maintain its furnaces and other production facilities. In addition, the Company intends to add a fourth smelting furnace over the next two years from proceeds of the Notes, together with internally generated or borrowed cash. The Company estimates that the total cost to construct the furnace will be approximately $25.0 million.

         The agreement governing the New Credit Facility (the "Credit Agreement") imposes restrictions on the Company's ability to make capital expenditures and both the Credit Agreement and the indenture governing the Notes (the "Indenture") limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in acquisitions or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in the Indenture governing the Notes also impose restrictions on the operation of the Company's business. During 1998, the Company reached agreement with NationsBank, N.A. to amend all financial covenants in the Credit Agreement and to provide cash collateral for the letter of credit backing the IRBs until certain leverage tests are met subsequent to December 31, 1999. At December 31, 1999, the Company was in material compliance with all covenants, as amended. If the prices for the aluminum products that the Company sells continue to decline, the Company will likely experience lower earnings from the sale of these products. Such reduced profitability would likely cause the Company to violate the interest coverage and net leverage covenants under the New Credit Facility. If that were to occur, it would constitute an Event of Default and Bank of America would be entitled to the remedies set out in the New Credit Facility. With no amounts currently outstanding under the facility and cash collateral backing the letter of credit supporting the IRB's, the Company believes that any such actions taken by the Bank would be minimal and most likely limited to a request for payment of fees to induce the Bank to amend or waive the non-compliance. As an alternative, the Company is currently negotiating a new credit facility with Bank of America that would contain interest coverage and net leverage covenants that are less strict.

         The Indenture contains a limitation on the incurrence of indebtedness by the Company and its subsidiaries which is tied, in part, to the Company's "Fixed Charge Coverage Ratio." For any period, the Fixed Charge Coverage Ratio generally consists of the ratio of (x) the Company's consolidated net income during such period (subject to certain adjustments), to (y) certain fixed charges (generally determined on a consolidated basis) during such period. The Indenture provides that the Company will not, and will not permit its subsidiaries to, incur "Indebtedness" or issue "Disqualified Stock," subject to the following exceptions. The Company may incur any amount of Indebtedness or issue any amount of Disqualified Stock if, during its most recently ended four fiscal quarters for which internal financial statements are available immediately prior to such incurrence or issuance, the Company's Fixed Charge Coverage Ratio would have been at least (A) 2.0 to 1 on or prior to April 15, 2000, and (B) 2.25 to 1 after April 15, 2000 (determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if the additional Indebtedness or Disqualified Stock had been incurred or issued, as the case may be, at the beginning of such four-quarter period). If the Company's Fixed Charge Coverage Ratio does not meet these levels (i.e., the ratio is less than 2.0 to 1 and 2.25 to 1 for the periods indicated, respectively), the Company and its subsidiaries may only incur certain types of indebtedness. As of December 31, 1999, the Fixed Charge Coverage Ratio for the most recently ended four fiscal quarter period would have been less than 2.0 to 1, on a pro forma basis.

         The Credit Agreement, as amended, contains covenants requiring the maintenance of certain "Interest Coverage Ratio," "Net Leverage Ratio" and "Consolidated EBITDA." The "Interest Coverage Ratio" as of the last day of each fiscal quarter of the Company must be greater than or equal to:


       Fiscal Year         March 31           June 30         September 30        December 31
       -----------         --------           -------         ------------        -----------
          1998                 na              1.50                1.50               1.50
          1999               1.15              1.05                1.05               1.05
          2000               1.00              1.00                1.00               1.00
          2001               1.25              1.25                1.50               1.75
          2002               1.75              1.75                1.75               2.00
       thereafter            2.00               na                  na                 na

Interest Coverage Ratio is defined to generally mean the ratio of the Company's consolidated EBITDA to its consolidated interest expense for the twelve-month period ending on the last day of any fiscal quarter of the Company.

The "Net Leverage Ratio" as of the last day of each fiscal quarter of the Company must be less than or equal to:

       Fiscal Year         March 31           June 30         September 30        December 31
       -----------         --------           -------         ------------        -----------
          1998                 na              5.50                5.50               7.00
          1999               7.25              8.25                8.50               9.25
          2000               9.75             10.00               11.25              11.50
          2001               8.75              7.50                6.50               5.50
          2002               5.50              5.50                5.50               5.00
       thereafter            5.00               na                  na                 na

Net Leverage Ratio is defined to generally mean the ratio of the Company's funded indebtedness (less cash and cash equivalents) to its consolidated EBITDA for the twelve-month period ending on the last day of any fiscal quarter of the Company.


         The Company must at all times maintain a "Consolidated EBITDA," as of the last day of each fiscal quarter of the Company, greater than or equal to:

      Fiscal Year         March 31          June 30       September 30     December 31
    --------------     ------------      -----------     -------------     -------------
      1998                  na                na                na         $ 9,500,000
      1999             $ 9,000,000       $ 8,100,000       $ 8,100,000     $ 7,800,000
      2000             $ 7,800,000       $ 7,800,000       $ 7,800,000     $ 7,800,000
      2001             $10,200,000       $12,100,000       $13,700,000     $18,100,000
      2002             $16,100,000       $16,100,000       $16,100,000     $17,200,000
   thereafter          $17,200,000            na                na               na

         As of December 31, 1999, the Interest Coverage Ratio and the Net Leverage Ratio were 1.12 to 1 and 7.67 to 1, respectively. As of December 31, 1999, the Company's Consolidated EBITDA was approximately $8.6 million.


YEAR 2000

         Due to its remediation efforts, the Company has not experienced any disruptions in its business because of Year 2000 related computer issues, including leap year related failures. Further, the Company has not experienced any disruptions in its business because of disruptions related to these issues experienced by its suppliers, distributors, contractors or service providers.

         The total cost of the Company's Year 2000 remediation effort was approximately $50,000 and was not material to the Company's financial condition or results of operations. These costs were primarily in the form of replacing sales order, accounts receivable, and perpetual inventory systems. While the Company has not experienced any problems with these new systems related to the Year 2000 issue, many of the features expected to be available to the Company are not yet functional due to failure by the software vendor to meet contractual obligations regarding performance of the new software. All key aspects of the sales order, invoicing and accounts receivable functions are being performed in a timely manner. Management believes that the Company will not be adversely affected by these software issues. Discussions regarding resolution of these software issues are ongoing with the vendor. The Company is also considering other software options.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All financial instruments and positions held by the Company are held for purposes other than trading.

         The fair value of the Company's long-term debt and capital leases is affected by changes in interest rates. The carrying value of the Company's long-term debt and capital leases was established on March 31, 1998. The following presents the sensitivity of the fair value of the Company's long-term debt and capital leases to a hypothetical 10% decrease in interest rates as of December 31, 1999 and 1998.

                                                                                                      HYPOTHETICAL
                                                          CARRYING                 FAIR                INCREASE IN
                                                            VALUE                VALUE (A)            FAIR VALUE (B)
                                                          ---------              ---------            ---------------
                      1999

Long-term debt and capital leases, including
  current portion                                         $ 81,061,644           $ 64,801,644           $ 71,334,144
                                                          =============          =============          ============
                      1998

Long-term debt and capital leases, including
  current portion                                         $ 81,106,845           $ 70,081,845           $ 76,081,846
                                                          =============          =============          ============



         (a)      Based on quoted market prices for these or similar items.

         (b)      Calculated based on the change in discounted cash flow.

RISK FACTORS

Significant Leverage and Debt Service

         The Company has significant outstanding indebtedness and is significantly leveraged. As of December 31, 1999, the Company had approximately $82.6 million of indebtedness outstanding and approximately $15.0 million of secured indebtedness available to be incurred under the New Credit Facility. This availability is further reduced by an approximately $6.1 million letter of credit issued thereunder.

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

    There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the New Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs, including the proposed construction of a fourth smelting furnace. In addition, the Company may need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Restrictive Covenants

    The New Credit Facility and the Indenture contain numerous restrictive covenants which limit, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to pay dividends or make other restricted payments, to make investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets to, or merge or consolidate with, another entity. The New Credit Facility also contains a number of financial covenants that require the Company to meet certain financial ratios and tests and provides that a "change of control" constitutes an event of default thereunder. A failure to comply with the obligations contained in the New Credit Facility or the Indenture, if not cured or waived, could permit acceleration of the related indebtedness and the acceleration of indebtedness under other instruments of the Company that contain cross-acceleration or cross-default provisions. Upon the occurrence of an event of default under the New Credit Facility, the lenders thereunder would be entitled to exercise the remedies available to a secured creditor under applicable law. If the Company were obligated to repay all or a significant portion of its indebtedness, there can be no assurance that it would have sufficient cash to do so or that it could successfully refinance such indebtedness. In addition, other indebtedness that the Company may incur in the future may contain financial or other covenants more restrictive than those contained in the New Credit Facility or the Indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Importance of Key Customers

         Certain of the Company's customers are material to its business and operations. In 1999, Dow Corning accounted for approximately $22.8 million, or approximately 40%, of net sales; G.E. Silicones accounted for approximately $2.7 million, or approximately 5%, of net sales; Wabash Alloys accounted for approximately $17.3 million, or approximately 31%, of net sales; and Alcan accounted for approximately $5.5 million, or approximately 10%, of net sales. In 1999, the Company's five largest customers accounted for approximately $50.1 million, or approximately 91%, of net sales. Dow Corning is currently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code.

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

Anti-Dumping Duties on Foreign Competitors' Products

         In 1990 and 1991, domestic producers of silicon metal successfully prosecuted anti-dumping actions against unfairly traded imports of silicon metal from China, Brazil and Argentina. These actions were brought under the anti-dumping provisions of the Tariff Act of 1930, as amended. Under that statute, an anti-dumping duty order may be issued if a domestic industry establishes in proceedings before the United States Department of Commerce and the United States International Trade Commission that imports from the country (or countries) covered by the action(s) are being sold at less than normal value and are causing material injury or threat of such injury to the domestic industry. An anti-dumping order requires special duties to be imposed in the amount of the margin of dumping (i.e., the percentage difference between the United States price for the goods received by the foreign producer or exporter and the normal value of the merchandise).

         Once an order is in place, each year foreign producers, importers, domestic producers and other interested parties may request a new investigation (or "administrative review") to determine the margin of dumping during the immediately preceding year. The rates calculated in these administrative reviews (or the existing rates if no review is requested) are used to assess anti-dumping duties on imports during the review period and to collect cash deposits on future imports. An administrative review covering five Brazilian producers and a review covering two Chinese exporters are now in progress. The rates established in these reviews and in future reviews will depend upon the prices and costs during the periods covered by the reviews, the methodologies applied and other factors. Anti-dumping orders remain in effect until they are revoked. In order for an individual foreign producer or exporter to qualify for revocation of an anti-dumping order, the United States Department of Commerce must conclude that the producer or exporter has sold the merchandise at not less than normal value for a period of at least three consecutive years and is not likely to sell the merchandise at less than normal value in the future. Anti-dumping orders may also be revoked as a result of periodic "sunset reviews." In early

February of 2000, the International Trade Commission decided to conduct a full, rather than an expedited, review of the antidumping orders pertaining to US imports of silicon from Argentina, Brazil and China. As a result, management believes that a decision on whether to lift the duties under the five-year "sunset" review may not be made until 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND OFFICERS OF THE COMPANY

         Set forth below are the names and positions of the directors, officers and significant employees of the Company.

        NAME                  AGE                  POSITION
        ----                  ---                  --------
C. Edward Boardwine......     53       President, Chief Executive Officer and
                                       Director
Dwight L. Goff...........     45       Vice President
R. Myles Cowan, II.......     48       Chief Financial Officer
Howard L. McHenry........     56       Senior Metallurgist
Roger Hall...............     58       Superintendent of Engineering and Maintenance
Mark V. Lough............     41       Operations Manager
Linda L. Kelley..........     50       Controller
Edwin A. Wahlen, Jr......     52       Director
William A. Davies........     54       Director
James A. O'Donnell.......     47       Director

         C. EDWARD BOARDWINE has been the President and Chief Executive Officer of the Company since February 1995. Prior to joining the Company, he was Vice President -- Silicon Metal Division of Elkem ASA, a ferroalloy and silicon metal manufacturer based in Oslo, Norway, since July 1990. Mr. Boardwine has been a director of the Company since March 31, 1998.

         DWIGHT L. GOFF has been the Vice President of the Company since February 1995. Prior to joining the Company, he was President of Elkem Materials Inc., a microsilica marketing company, since November 1989. In addition, from June 1989 until February 1995, Mr. Goff was the Division Controller for the Silicon Metal Division of Elkem Metals, a ferroalloy manufacturer.

         R. MYLES COWAN, II has been the Chief Financial Officer of the Company since the acquisition. Prior to that time, he was Vice President -- Finance of the Company since October 1995. Prior to joining the Company, he was employed by the Thermal Components Group, a division of Insilco Corporation, a diversified manufacturing company, since October 1990, where he had most recently been Director of Business Planning. Mr. Cowan filed a voluntary petition under Chapter 7 of the Bankruptcy Code in December 1995, and the case resulting therefrom was discharged in April 1996.

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

         MARK V. LOUGH has been the Operations Manager of the Company since March 1999. Prior to joining the Company, he was employed as Operations Manager for the Millville, NJ plant of U. S. Silica since March 1997. Prior to that, he was employed as Operations Superintendent / Plant Manger at the Mill Creek, Oklahoma plant of U.S. Silica since May 1990.

         LINDA L. KELLEY has been the Controller of the Company since June 1997. Prior thereto, she was Assistant Controller of the Company since July 1996. Prior to joining the Company, she served as Corporate Controller for ITEC, Inc., an electronics manufacturer, where she had been employed since 1979.

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

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation earned during the years ended December 31, 1999, 1998 and 1997 by the Chief Executive Officer of the Company and each other executive officer of the Company who served as such at December 31, 1999 and whose total salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"). The Company did not grant any stock appreciation rights or make any long-term incentive plan payouts during the periods shown.

                           SUMMARY COMPENSATION TABLE


                                                      ANNUAL COMPENSATION    LONG TERM COMPENSATION
                                                     ---------------------   -----------------------
                                                                                    AWARDS
                                                                                  SECURITIES              ALL OTHER
        NAME AND PRINCIPAL POSITION         YEAR     SALARY($)    BONUS($)   UNDERLYING OPTIONS(#)     COMPENSATION($)
   -------------------------------------    ----     ---------   ---------   -----------------------   ---------------
   C. Edward Boardwine,                     1999     214,120       44,882              --                     10,091(1)
   President and Chief Executive Officer    1998     197,310       75,768             109                  1,186,769(2)
                                            1997     189,545      123,545              --                     11,185(3)

   Dwight L. Goff,                          1999     112,442       18,974              --                         --
   Vice President                           1998      97,423       33,776              --                    196,250(4)
                                            1997      95,206       54,000              --                         --

   R. Myles Cowan, II,                      1999      99,614       17,077              --                         --
   Chief Financial Officer                  1998      88,196       29,527              --                    196,250(4)
                                            1997      83,000       49,800              --                         --

----------

(1) Includes $8,786 for premiums paid by the Company with respect to a split dollar life insurance policy for Mr. Boardwine and $1,305 for payments made by the Company to Mr. Boardwine with respect to a mortgage interest differential. The mortgage interest differential was paid to Mr. Boardwine in connection with his relocation to Mt. Meigs, Alabama from Pennsylvania and represents the difference that he must pay due to the greater interest rate under his current home mortgage as compared to his prior mortgage in Pennsylvania.

(2) Includes $9,274 for premiums paid by the Company with respect to a split dollar life insurance policy for Mr. Boardwine and $1,177,495 with respect to a one-time bonus paid in connection with the Acquisition.

(3) Includes $8,567 for premiums paid by the Company with respect to a split dollar life insurance policy for Mr. Boardwine and $2,618 for payments made by the Company to Mr. Boardwine with respect to a mortgage interest differential. The mortgage interest differential was paid to Mr. Boardwine in connection with his relocation to Mt. Meigs, Alabama from Pennsylvania and represents the difference that he must pay due to the greater interest rate under his current home mortgage as compared to his prior mortgage in Pennsylvania.

(4) Reflects a one-time bonus paid in connection with the Acquisition.

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

         The following table sets forth, as of March 1, 2000, certain additional information regarding the ownership of the Holdings Stock by: (i) each director of the Company; (ii) each executive officer of the Company; (iii) all directors and executive officers of the Company as a group; and (iv) each person known to the Company to be the beneficial owner of more than 5% of the Holdings Stock.



                                                                                                  PERCENT OF ALL
                                                                           NUMBER OF SHARES       HOLDINGS STOCK
                            NAME OF STOCKHOLDER                          BENEFICIALLY OWNED(1)     OUTSTANDING
               -----------------------------------------------------     ---------------------    --------------
               CGW Southeast Partners III, L.P.(2)..................           20,000                 90.9%
                  Edwin A. Wahlen, Jr.
                  William A. Davies
                  James A. O'Donnell

               C. Edward Boardwine(3)...............................            1,655                  7.5%
               Dwight L. Goff.......................................              195                  0.9%
               R. Myles Cowan, II...................................              150                  0.7%

               All directors and executive officers as a group (6              22,000                  100%
                 persons)(2)........................................

----------

(1) Excludes 2,046, 512, and 512 shares of Holdings Stock which may be acquired upon the exercise of Options granted to Messrs. Boardwine, Goff and Cowan, respectively, on the Acquisition Date. Twenty percent of these Options vested on March 31, 1999.

(2) Messrs. Wahlen, Davies and O'Donnell may be deemed to beneficially own the shares of Holdings Stock held of record by CGW because they are members of the General Partner and may therefore be deemed to share voting and investment power with respect to such shares. The business address of CGW and Messrs. Wahlen, Davies and O'Donnell is 12 Piedmont Center, Suite 210, Atlanta, Georgia 30305.

(3) The business address of Mr. Boardwine is SIMCALA, Inc., 1350 Ohio Ferro Alloys Road, Mt. Meigs, Alabama 36057.

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

         The following financial statements of SIMCALA, Inc., incorporated by reference into Item 8, are attached hereto:

Independent Auditors' Reports

Balance Sheets as of December 31, 1999 and December 31, 1998

Statements of Operations for the year ended December 31, 1999, the nine months ended December 31, 1998, the three months ended March 31, 1998, and the year ended December 31, 1997

Statements of Changes in Shareholders' Equity for the year ended December 31, 1999, the nine months ended December 31, 1998, the three months ended March 31, 1998, and the year ended December 31, 1997

Statements of Cash Flows for the year ended December 31, 1999, the nine months ended December 31, 1998, the three months ended March 31, 1998, and the year ended December 31, 1997

Notes to Financial Statements

         2.  FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule of SIMCALA, Inc. is attached hereto:

Schedule II -- Valuation and Qualifying Account of SIMCALA, Inc. for the year ended December 31, 1997, the three months ended March 31, 1998, the nine months ended December 31, 1998, and the year ended December 31, 1999

         All other schedules have been omitted, as they are not required under the related instructions or are inapplicable, or because the information required is included in the consolidated financial statements.

         3.  EXHIBITS

         The exhibits indicated below are either included or incorporated by reference herein, as indicated.


EXHIBIT
NUMBER                               DESCRIPTION
-------                              ------------

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

10.9            Silicon Metal Purchase Agreement dated December 30, 1998 between
                Wabash Alloys, L.L.C. and SIMCALA, Inc.* (incorporated by reference from Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.10           Supply Agreement dated as of January 1, 1998 between SIMCALA,
                Inc. and Dow Corning Corporation.* (incorporated by reference from Exhibit 10.12 to the Registrant's Annual Report on Form
                10-K for the fiscal year ended December 31, 1998)

10.11 Employment and Confidentiality Agreement dated February 10, 1998 between SAC Acquisition Corp. and Dwight L. Goff (incorporated by reference from Exhibit 10.13 to the Registrant's Registration
                Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998). (incorporated by reference from Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.12 Employment and Confidentiality Agreement dated February 10, 1998 between SAC Acquisition Corp. and R. Myles Cowan (incorporated by reference from Exhibit 10.14 to the Registrant's Registration
                Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998). (incorporated by reference from Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.13 Employment and Confidentiality Agreement dated February 10, 1998 between SAC Acquisition Corp. and C. Edward Boardwine
                (incorporated by reference from Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No.
                333-53791), and amendments thereto, originally filed on May 28,
                1998). (incorporated by reference from Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.14           1995-2000 Basic Labor Agreement and Seniority Rules and
                Regulations dated August 8, 1995 between United Steelworkers of
                America (AFL-CIO) and SIMCALA, Inc. (incorporated by reference from Exhibit 10.16 to the Registrant's Registration Statement on
                Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998). (incorporated by reference from Exhibit 10.16 to the Registrant's Annual Report on Form
                10-K for the fiscal year ended December 31, 1998)

10.15 Escrow Agreement dated as of March 31, 1998 between (i) the selling stockholders party to the Stock Purchase Agreement dated as of February 10, 1998 among SIMCALA, Inc., SAC Acquisition
                Corp. and such selling stockholders and (ii) SIMCALA, Inc.
                (incorporated by reference from Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No.
                333-53791), and amendments thereto, originally filed on May 28,
                1998). (incorporated by reference from Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.16           Shareholders Agreement dated as of March 31, 1998 among SIMCALA
                Holdings, Inc., CGW Southeast Partners III, L.P., Carl Edward
                Boardwine, Dwight L. Goff and R. Myles Cowan (incorporated by reference from Exhibit 10.18 to the Registrant's Registration
                Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998). (incorporated by reference from Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.17 Letter Amendment to Credit Agreement dated November 9, 1998 among SIMCALA, Inc., SIMCALA Holdings, Inc. and NationsBank,
                N.A. (incorporated by reference from Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.18           Second Amendment to Credit Agreement dated as of January 25,
                1999 among SIMCALA, Inc., SIMCALA Holdings, Inc. and
                NationsBank, N.A. (incorporated by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.19           Supply Agreement, dated January 1, 2000, between UCAR Carbon
                Company, Inc. and SIMCALA, Inc. **,***

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

----------

* Confidential treatment has been granted by the Securities and Exchange Commission (the "Commission") for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act.

** Certain portions of this Exhibit have been deleted and confidentially filed with the Commission pursuant to a confidential treatment request under Rule 406 under the Securities Act.

***      Filed Herewith

(B)      REPORTS ON FORM 8-K

         Current Report on Form 8-K: Year-end earnings press release, dated March 31, 1999.

(C)      EXHIBITS

         See Item 14(a)(3) above.

(D)      FINANCIAL STATEMENT SCHEDULES

         See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                      SIMCALA, INC.


                                      BY:    /s/ William A. Davies
                                         --------------------------------------
                                           William A. Davies
                                           Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2000.

         SIGNATURE                                          TITLE
         ---------                                          -----
/s/ William A. Davies                          Chairman of the Board
--------------------------------------
        William A. Davies

/s/ C. Edward Boardwine                        President, Chief Executive Officer and Director
--------------------------------------
       C. Edward Boardwine

/s/ Dwight L. Goff                             Vice President
--------------------------------------
         Dwight L. Goff

/s/ R. Myles Cowan, II                         Chief Financial Officer (Principal Accounting and
--------------------------------------         Financial Officer)
       R. Myles Cowan, II

/s/ Edwin A. Wahlen, Jr.                       Director
--------------------------------------
      Edwin A. Wahlen, Jr.

/s/ James A. O'Donnell                         Director
--------------------------------------
      James A. O'Donnell

SIMCALA, INC.

VALUATION AND QUALIFYING ACCOUNT
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTHS ENDED MARCH 31, 1998, THE NINE MONTHS ENDED DECEMBER 31, 1998, AND THE YEAR ENDED DECEMBER 31, 1999
-------------------------------------------------------------------------------


                                                                      Additions
                                                             -----------------------------
                                                                                 Recovery         Deductions-
                                            Balance at                          of Amounts          Amounts
                                             Beginning       Charged to            From           Written Off         Balance at
                                                of           Costs and          Insurance              As                End
          Description                         Period          Expenses            Policy         Uncollectible        of Period

Year ended December 31, 1997              $   107, 272                           $ 8,846           $ 38, 682             77,436

Three months ended March 31, 1998               77,436                                                                   77,436
=================================================================================================================================

Nine months ended December 31, 1998       $         --                                                                 $     --

Year ended December 31, 1999              $         --                                                                 $     --

                                  SIMCALA, Inc.

                          Index to Financial Statements


                                                                                                      PAGE
Independent Auditors' Report........................................................................   F-1

Balance Sheets as of December 31, 1999 and December 31, 1998........................................   F-2

Statements of Operations for the year ended December 31, 1999, the nine months ended
December 31, 1998, the three months ended March 31, 1998, and the year ended
December 31, 1997...................................................................................   F-3

Statements of Changes in Shareholders' Equity for the year ended December 31, 1999, the nine months ended December 31, 1998, the three months ended March 31, 1998, and the year ended
December 31, 1997...................................................................................   F-4

Statements of Cash Flows for the year ended December 31, 1999, the nine months ended December 31, 1998, the three months ended March 31, 1998, and the year
ended December 31, 1997.............................................................................   F-5

Notes to Financial Statements.......................................................................   F-7



All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the financial statements.

INDEPENDENT AUDITORS' REPORT


Board of Directors
SIMCALA, Inc.
Mt. Meigs, Alabama

We have audited the accompanying balance sheets of SIMCALA, Inc. (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 1999 and for the nine months in the period ended December 31, 1998. We have also audited the accompanying statements of operations, changes in shareholders' equity, and cash flows of the Predecessor (Note 1) for the for the three months ended March 31, 1998 and the year ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SIMCALA, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 (Company), for the nine months ended December 31, 1998 (Company), for the year ended December 31, 1997 (Predecessor) and for the three months ended March 31, 1998 (Predecessor) in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 25, 2000

SIMCALA, INC.

BALANCE SHEETS
-------------------------------------------------------------------------------

On March 31, 1998, SAC Acquisition Corp. ("SAC") acquired all of the outstanding capital stock of the Company and on such date SAC was merged into the Company. The purchase method of accounting was used to record assets acquired and liabilities assumed. As a result of purchase accounting, the accompanying financial statements of the Company and the Predecessor are not comparable in all material respects since the financial statements report results of operations and cash flows of these two separate entities.

                                                                        COMPANY
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 31,
ASSETS                                                           1999           1998
CURRENT ASSETS:
  Cash and cash equivalents                                   $  9,819,378   $ 14,652,789
  Restricted cash                                                6,370,775             --
  Accounts receivable (less allowance for
    doubtful accounts of $77,436 in 1998)                        5,016,002      6,126,286
  Inventories                                                    2,561,105      3,416,277


  Other current assets                                             284,172        272,113
                                                              ------------   ------------

        Total current assets                                    24,051,432     24,467,465

PROPERTY, PLANT, AND EQUIPMENT:

  Land, building, and improvements                               1,720,075      1,720,075
  Machinery and equipment, furniture and fixtures               55,299,789     53,623,436
  Construction in-progress                                         720,483        436,184
                                                              ------------   ------------

                                                                57,740,347     55,779,695

    Accumulated depreciation                                    (7,259,635)    (2,974,138)
                                                              ------------   ------------

        Property, plant, and equipment, net                     50,480,712     52,805,557

INTANGIBLE ASSETS (net of accumulated amortization
of $3,583,705 and $1,533,862 in 1999 and 1998, respectively)    36,677,627     38,252,601

                                                              ------------   ------------
                                                              $111,209,771   $115,525,623
                                                              ============   ============


                                                                                                   COMPANY
                                                                                       --------------------------------
                                                                                       DECEMBER 31,       DECEMBER 31,
    LIABILITIES AND SHAREHOLDERS' EQUITY                                                  1999               1998
  CURRENT LIABILITIES:
   Accounts payable                                                                    $ 4,195,134        $ 3,330,469
   Accrued expenses                                                                        729,198          1,048,578
   Accrued interest payable                                                              1,566,331          1,638,560
   Current maturities of interest-bearing, long-term debt, capital leases,
    and notes payable                                                                       41,689             72,747
                                                                                       -----------       ------------

           Total current liabilities                                                     6,532,352          6,090,354

  LONG-TERM DEBT AND CAPITAL LEASES -
     Net of current portion                                                              81,019,955        81,034,098

  DEFERRED INCOME TAXES                                                                  10,925,499        11,816,575
                                                                                       ------------      ------------

       Total liabilities                                                                 98,477,806        98,941,027


  COMMITMENTS AND CONTINGENCIES (Note 12)

  SHAREHOLDERS' EQUITY:
   Preferred stock (Series B preferred stock, 3,000 shares authorized, none issued and outstanding, $1.00 par value - Note 11)
    Common stock, 20,000 shares authorized - 10,899 shares
       issued and outstanding, respectively, par value $.01                                     109              109
     Additional paid-in capital                                                          18,806,891        18,806,891
    Retained deficit                                                                     (6,075,035)       (2,222,404)
                                                                                       ------------      ------------

           Total shareholders' equity                                                    12,731,965        16,584,596
                                                                                       ------------      ------------

                                                                                       $111,209,771      $115,525,623
                                                                                       ============      ============


See notes to financial statements.

SIMCALA, INC.

STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

On March 31, 1998, SAC Acquisition Corp. ("SAC") acquired all of the outstanding capital stock of the Company and on such date SAC merged into the Company. The purchase method of accounting was used to record assets acquired and liabilities assumed. As a result of purchase accounting, the accompanying financial statements of the Company and the Predecessor are not comparable in all material respects since the financial statements report results of operations and cash flows of these two separate entities.


                                                  Company                       Predecessor
                                       ----------------------------    ----------------------------
                                          Year          Nine Months    Three Months
                                          Ended          Ended            Ended        Year Ended
                                       December 31,     December 31,     March 31,     December 31,
                                          1999             1998            1998           1997
                                       ------------    ------------    ------------    ------------
NET SALES                              $ 55,229,558    $ 40,802,907    $ 14,853,920    $ 62,184,345

COST OF GOODS SOLD                       51,745,416      36,906,111      11,678,879      47,972,065
                                       ------------    ------------    ------------    ------------

      Gross profit                        3,484,142       3,896,796       3,175,041      14,212,280

SELLING AND ADMINISTRATIVE EXPENSE        2,027,469       1,848,388       3,824,493       2,845,842
                                       ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                   1,456,673       2,048,408        (649,452)     11,366,438

INTEREST EXPENSE                          7,586,637       5,776,761         313,946       1,709,586

OTHER INCOME, NET                           914,738       1,013,611         282,272         228,461
                                       ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                       (5,215,226)     (2,714,742)       (681,126)      9,885,313

PROVISION (BENEFIT) FOR INCOME TAXES     (1,362,595)       (492,338)       (100,198)      3,514,000
                                       ------------    ------------    ------------    ------------

NET INCOME (LOSS)                      $ (3,852,631)   $ (2,222,404)   $   (580,928)   $  6,371,313
                                       ============    ============    ============    ============


See notes to financial statements.

SIMCALA, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

On March 31, 1998, SAC Acquisition Corp. ("SAC") acquired all of the outstanding capital stock of the Company and on such date SAC was merged into the Company. The purchase method of accounting was used to record assets acquired and liabilities assumed. As a result of purchase accounting, the accompanying financial statements of the Company and the Predecessor are not comparable in all material respects since the financial statements report results of operations and cash flows of these two separate entities.


                                             SERIES B                   ADDITIONAL       RETAINED
                                             PREFERRED      COMMON       PAID-IN         EARNINGS
                                              STOCK         STOCK        CAPITAL         (DEFICIT)          TOTAL
BALANCE - January 1, 1997                  $ 1,500,000      $  100     $  1,903,466     $  2,231,776     $  5,635,342

  Redemption of preferred stock             (1,500,000)                                                    (1,500,000)

  Preferred stock dividend                                                                  (270,000)        (270,000)

  Payment to shareholders
    in conjunction with
    extinguishment of debt                                                                (2,307,706)      (2,307,706)

  Compensation expense - stock options                                      346,723                           346,723

  Net income                                                                               6,371,313        6,371,313
                                           -----------      ------     ------------     ------------     ------------

BALANCE - December 31, 1997                                    100        2,250,189        6,025,383        8,275,672

  Net loss                                                                                  (580,928)        (580,928)

  Tax benefit of exercise of
    stock options                                                         1,460,000                         1,460,000

  Issuance of stock for exercise
    of options                                                   9          903,651                           903,660
                                           -----------      ------     ------------     ------------     ------------

BALANCE - March 31, 1998                   $        --      $  109     $  4,613,840     $  5,444,455     $ 10,058,404
                                           ===========      ======     ============     ============     ============

---------------------------------------------------------------------------------------------------------------------

  Issuance of stock                                         $  109     $ 21,999,891                      $ 22,000,000

  Carryover basis adjustment                                             (3,193,000)                       (3,193,000)

  Net loss                                                                              $ (2,222,404)      (2,222,404)
                                                            ------     ------------     ------------     ------------

BALANCE - December 31, 1998                                    109       18,806,891       (2,222,404)      16,584,596

  Net loss                                                                                (3,852,631)      (3,852,631)
                                                            ------     ------------     ------------     ------------

BALANCE - December 31, 1999                                 $  109     $ 18,806,891     $ (6,075,035)    $ 12,731,965
                                                            ======     ============     ============     ============


See notes to financial statements.

SIMCALA, INC.

STATEMENTS OF CASH FLOWS

On March 31, 1998, SAC Acquisition Corp. ("SAC") acquired all of the outstanding capital stock of the Company and on such date SAC was merged into the Company. The purchase method of accounting was used to record assets acquired and liabilities assumed. As a result of purchase accounting, the accompanying financial statements of the Company and the Predecessor are not comparable in all material respects since the financial statements report results of operations and cash flows of these two separate entities.

                                                                                COMPANY                     PREDECESSOR
                                                                       ---------------------------   ---------------------------
                                                                         Year          Nine Months   Three Months      Year
                                                                         Ended            Ended         Ended          Ended
                                                                               December 31,            March 31,    December 31,
                                                                       ---------------------------   ------------   ------------
                                                                           1999           1998           1998           1997
OPERATING ACTIVITIES:
  Net income (loss)                                                    $(3,852,631)   $(2,222,404)   $  (580,928)   $ 6,371,313
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation                                                       4,285,496      2,974,138        447,674      1,766,377
      Amortization of intangible assets                                  2,049,843      1,533,761          9,229        401,200
      Debt discount                                                         14,000         89,349
      Increase (decrease) in net deferred income tax liability          (1,365,945)      (492,338)       800,000      1,267,000
      Noncash stock option compensation                                    903,680        346,723
      Change in assets and liabilities:
        Decrease (increase) in accounts receivable                       1,110,284      2,497,277         20,824       (784,808)
        Increase in other receivables                                   (2,806,751)
        Decrease (increase) in inventories                                 855,172       (545,377)      (206,968)      (702,590)
        Decrease (increase) in other assets                                (12,059)      (355,508)       202,831        100,807
        Increase (decrease) in accounts payable and accrued expenses       473,056     (4,036,645)     2,364,754      1,139,968
                                                                       -----------    -----------    -----------    -----------

          Net cash provided by (used in) operating activities            3,543,216       (647,096)     1,168,345      9,995,339

INVESTING ACTIVITIES - Purchase of property,
  plant, and equipment                                                  (1,960,651)    (2,690,822)    (1,184,422)    (2,074,521)

                                                                     (Continued)

SIMCALA, INC.

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                          COMPANY                        PREDECESSOR
                                                                ----------------------------    ----------------------------
                                                                       Year      Nine Months    Three Months       Year
                                                                      Ended        Ended           Ended           Ended
                                                                         December 31,             March 31,     December 31,
                                                                ----------------------------    ------------    ------------
                                                                      1999            1998         1998            1997
FINANCING ACTIVITIES:
  Increase in restricted cash                                     (6,370,775)
  Borrowings (repayments) of long-term debt, net                     (76,094)        (66,625)     39,085         (7,221,940)
  Additional long-term borrowings                                     30,893                                     13,000,000
  Payments on noninterest-bearing debt                                                                           (5,597,197)
  Repayments under line of credit, net                                                                           (3,243,692)
  Redemption of preferred stock                                                                                  (1,500,000)
  Preferred stock dividend                                                                                         (270,000)
  Payment to shareholders                                                                                        (2,307,706)
  Debt issuance cost                                                                                               (331,697)
                                                                ------------    ------------    --------        -----------

          Net cash provided by (used in) financing activities     (6,415,976)        (66,625)     39,085         (7,472,232)
                                                                ------------    ------------    --------        -----------

INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                       (4,833,411)     (3,404,543)     23,008            448,586

CASH AND CASH EQUIVALENTS:
  Beginning of period                                             14,652,789      18,057,332     634,877            186,291
                                                                ------------    ------------    --------        -----------

  End of period                                                 $  9,819,378    $ 14,652,789    $657,885        $   634,877
                                                                ============    ============    ========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                    $  7,658,866    $  4,203,730    $161,000        $ 1,559,742
                                                                ============    ============    ========        ===========

    Income taxes                                                $          0    $    125,000    $112,000        $   770,000
                                                                ============    ============    ========        ===========

  Noncash transactions:

    Equipment acquired under capital lease                                                                      $    70,000
                                                                                                                ===========

See notes to financial statements.                                  (Concluded)

SIMCALA, INC.

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999 AND 1998, FOR THE YEAR ENDED
DECEMBER 31, 1999, THE NINE MONTHS ENDED DECEMBER 31, 1998,
THE THREE MONTHS ENDED MARCH 31, 1998,
AND THE YEAR ENDED DECEMBER 31, 1997
-------------------------------------------------------------------------------


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

         The Company is a producer of silicon metal for sale to the aluminum and silicones industries and operates in one operating segment. The Company sells to customers in the metal industry who are located primarily throughout the United States. Credit is extended based on an evaluation of the customer's financial condition. During the year ended December 31, 1999, the nine months ended December 31, 1998, the three months ended March 31, 1998, and the year ended 1997, three customers accounted for 40%, 31%, and 10%; 40%, 15%, and 14%; 40%, 21%, and 10%;
         29%, 24%, and 16%; of net sales, respectively. At December 31, 1999 and 1998, three customers accounted for 43%, 27%, and 5% and 54%, 10%, and 8%, respectively, of outstanding receivables. The Company maintains credit insurance for all customer accounts receivable.

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
                                                                  --------
                                                                  $ 97,000
                                                                  ========

      Accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on fair values at the acquisition date. The excess of the purchase price over the fair value of the identifiable net assets in the amount of $34.5 million has been classified as goodwill. Additionally, the effect of the carryover basis of senior management of $3.2 million has been considered in the allocation of the purchase price. The carryover basis adjustment results from the application of Emerging Issues Task Force ("EITF") Consensus No. 88-16, Basis in Leveraged Buyout

      Transactions, and is allocated to property, plant and equipment, and goodwill based upon the March 31, 1998 balances.

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

      The financial statements included herein for the periods prior to March 31, 1998, represent the Predecessor's results of operations and cash flows prior to the Acquisition and consequently, are stated on the Predecessor's historical cost basis. The financial statements as of December 31, 1999 and the year then ended and as of December 31, 1998 and for the nine months then ended, reflect the adjustments which were made to record the Acquisition. Accordingly, the financial statements of the Predecessor for the periods prior to March 31, 1998 are not comparable in all material respects with the financial statements subsequent to the Acquisition. The most significant differences relate to amounts recorded for property, plant and equipment, goodwill, and debt which resulted in increased cost of sales, amortization, depreciation, and interest expense in the year ended December 31, 1999 and nine months ended December 31, 1998.

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

      Cash Equivalents - The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

      Restricted Cash - In January 1999, the Company entered into an amendment to the Credit Agreement whereby the Company was required to provide cash collateral to the $6,147,946 letter of credit backing the industrial revenue bonds. This cash, plus interest accrued thereon, is reflected as restricted cash on the Company's balance sheet.

      Inventories - Inventories are stated using the average cost method which approximates the first-in, first-out (FIFO) inventory cost method.

      Property, Plant, and Equipment - It is the policy of the Company to capitalize expenditures for major renewals and betterments and to charge to operating expenses the cost of current maintenance and repairs. Interest costs associated with major property additions are capitalized while the projects are in the process of acquisition and construction. The Company evaluates the estimated useful lives and the carrying value of assets on a periodic basis to determine whether events or circumstances warrant revised estimated useful lives or whether any impairment exists. Management believes no impairment existed at December 31, 1999.

      The Company provides for depreciation over the estimated useful lives of plant and equipment by the straight-line method using the following useful lives (in years):


          ASSET CATEGORY                                      USEFUL LIFE
          Land improvements                                       20
          Buildings                                               40
          Building improvements                                   10
          Machinery and equipment                                 14
          Mobile equipment and vehicles                            6
          Furniture and fixtures                                  10
          Computer equipment                                       7
          Computer software                                        5

      The cost and the accumulated depreciation and amortization relating to assets retired or otherwise disposed of is eliminated from the respective accounts at the time of disposition. Gains or losses from disposition are included in current operating results.

      Intangible Assets - Intangible assets include the excess of the cash consideration over the estimated fair market value of the net assets acquired in the Acquisition of $34.5 million which is being amortized over 25 years. In addition, debt issuance costs of $5.3 million have been recorded and are being amortized over eight years. The Company evaluates the amortization period and the carrying value of intangible assets, including goodwill on a periodic basis, including evaluating the performance of the underlying businesses which gave rise to such amount to determine whether events or circumstances warrant revised estimates of useful lives or whether impairment exists. In performing the review of recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, an impairment is recognized, based on the difference between the estimated fair value and the carrying value.

      Stock-Based Compensation - Stock-based compensation is accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). See Note 8 to the financial statements.

      New Accounting Standard - In June 1998, Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for the Company beginning January 1, 2001. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133. The Company is therefore unable to disclose the impact that adopting SFAS 133 will have on its financial position and results of operations when such statement is adopted.

3.    INVENTORIES

      Inventories at December 31, 1999 and 1998 consisted of the following:

                                                        COMPANY
                                             -----------------------------
                                                  1999             1998
        Raw materials                        $  1,143,075     $    908,839
        Finished goods                          1,122,030        2,211,438
        Supplies                                  296,000          296,000
                                             ------------     ------------

                                             $  2,561,105     $  3,416,277
                                             ============     ============


4.    LONG-TERM DEBT

      The following is a summary of long-term debt:

                                                                                           COMPANY
                                                                                      1999          1998
Senior notes which bear interest at 9 5/8% and are due April 2006                  $75,000,000   $75,000,000

Industrial development bonds which bear interest at a variable rate. At December
  31, 1999 and 1998, the interest rate was 6.00% and 5.30%, respectively. The bonds mature on December 1, 2019. The bonds and applicable interest are
  secured by a letter of credit                                                      6,000,000     6,000,000

Various capital leases and notes payable with interest rates ranging from .9% to
  10.16% expiring at various dates through 2002. Aggregate monthly payments
  approximate $3,700                                                                    61,644       106,845
                                                                                   -----------   -----------

                                                                                    81,061,644    81,106,845
Less current portion                                                                    41,689        72,747
                                                                                   -----------   -----------

      Long-term debt                                                               $81,019,955   $81,034,098
                                                                                   ===========   ===========




      The future maturities of long-term debt, capital leases, and notes payable are as follows:

              YEAR ENDING
              DECEMBER 31,

                2000          $    41,689
                2001               13,018
                2002                6,937
                2003                   --
                2004                   --
                Thereafter     81,000,000
                              -----------

                              $81,061,644
                              ===========


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

      In connection with the Acquisition, the Company entered into a Credit Facility that provides availability for revolving borrowings and letters of credit in an aggregate amount of up to $15,000,000 (the "Commitment"). The credit facility expires in March 2003. At March 31, 1998, $6.1 million related to letters of credit was outstanding under the credit facility.

      The Credit Facility requires that the Commitment be permanently reduced, upon certain nonordinary course asset sales by Holdings, the Company, or any future subsidiary of the Company. Revolving loans will bear interest at a variable rate equal, at the option of the Company, to (i) LIBOR (having interest periods of 1, 2, 3, or 6 months, at the Company's option) plus a margin of up to 3.0% per annum, or (ii) the base rate (defined to mean the higher of (i) publicly announced "prime rate," and (ii) a rate tied to overnight Federal Funds transactions with members of the Federal Reserve System) plus a margin of up to 2.0% per annum. Drawings under letters of credit which are not promptly reimbursed by the Company are expected to accrue interest at a variable rate equal to the base rate plus a margin up to 3.0% per annum. Beginning 36 months after the closing of the Credit Facility, these margins may be reduced based on the financial performance of the Company.

      The Notes and the Credit Facility contain a number of covenants, including, among others, covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness (including contingent obligations); the creation of liens; substantially changing the nature of its business; the consummation of certain transactions such as dispositions of substantial assets, mergers, or consolidations; the making of certain investments and loans; the making of dividends and other distributions; the prepayment of indebtedness; transactions with affiliates; agreeing to certain restrictions on its actions (including agreeing not to grant liens); and limitations on sale leaseback transactions. In addition, the Credit Facility contains affirmative covenants including, among others, requirements regarding compliance with laws; preservation of corporate existence; maintenance of insurance; payment of taxes and other obligations; maintenance of properties; environmental compliance; the keeping of the books and records; the maintenance of intellectual property; and the delivery of financial and other information to the agent and the lenders under the Credit Facility.

      The Company is also required to comply with certain financial tests and maintain certain financial ratios. Certain of these test and ratios include: (i) maintaining a minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA"); (ii) maintaining a maximum ratio of indebtedness to EBITDA ("Net Leverage"); and (iii) maintaining a minimum ratio of EBITDA to interest expense ("Interest Coverage"). During 1998, the Company reached agreement with its lender to amend all financial covenants. At December 31, 1999, the Company was in compliance with all covenants, as amended. The Company projects it will violate the Interest Coverage and Net Leverage covenants during 2000. If that were to occur, it would constitute an Event of Default under the Credit Facility. Since no amounts are outstanding under the Credit Facility and the Company maintains cash collateral backing the letter of credit supporting the IDB's management believes that any actions taken by the lender would not have a significant impact on the Company's financial statements. Management is currently in discussion with the lender to renegotiate the terms of the Credit Facility.

      Credit extended under the Credit Facility is secured by substantially all of the Company's assets and the real and personal property used in the Company's operations.

      In January 1999, the Company entered into an amendment to the Credit Facility. This amendment required the Company to cash collateralize the $6,000,000 letter of credit backing the industrial development bonds. This cash collateral must remain in place until certain leverage tests are met in the Year 2000. In addition, the amendment changed certain of the Company's financial tests and minimum financial ratios.

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

      The Company capitalized $105,240 and $93,094 of interest expense during the year ended December 31, 1999 and the nine months ended December 31, 1998, respectively.

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

                                  THREE MONTHS                    YEAR
                                     ENDED                        ENDED
                                 MARCH 31, 1998             DECEMBER 31, 1997
Net Sales                         $ 14,854,000                $ 62,184,000
Net Loss                          $ (2,377,000)               $   (891,000)

6.    RELATED PARTY TRANSACTIONS

      In connection with the Acquisition, the Company entered into a consulting agreement with CGW Southeast Management III, L.L.C. ("CGW Management"), whereby the Company pays a monthly retainer fee of $15,000 for financial and management consulting services. In addition, the Company pays a fee to CGW Management at the end of each year which is based on the profits generated by the Company during the year. During the year ended December 31, 1999 and the nine months ended December 31, 1998, the Company paid CGW Management $180,000 and $157,000, respectively. The consulting agreement expires in 2003. At the Acquisition closing, the Company paid to CGW Management an investment banking fee of $1.35 million for its services in assisting the Company in structuring and negotiating the Acquisition.

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

      The Predecessor entered into a Management Agreement with its former majority stockholder to provide management services to the Company. The Company incurred stockholder management fees of $31,250 and $250,000 during the three months ended March 31, 1998 and the year ended December 31, 1997, respectively. Effective with the Acquisition, the Management Agreement was terminated.

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

      The carrying amount and the estimated fair value of such financial instruments as of December 31, 1999 and 1998 is as follows:

                                                               CARRYING              ESTIMATED
                                                                AMOUNT               FAIR VALUE
December 31, 1999:
  Long-term debt, capital leases, and notes
     payable including current portion                        $ 81,061,644          $ 64,261,644
                                                              ============          ============

December 31, 1998:
  Long-term debt and capital leases,
     including current portion                                $ 81,106,845          $ 70,081,845
                                                              ============          ============

      The estimated fair value of the long-term debt as of December 31, 1999 is based upon current market values of the $75,000,000 in publicly traded debt and carrying value of $6,061,644 in 1999 in industrial development bonds, capital leases, and notes payable, respectively.

      The estimated fair value of the long-term debt as of December 31, 1998 is based upon current market values of the $75,000,000 in publicly traded debt and carrying value $6,106,845 in 1998 in industrial development bonds, and capital leases, respectively.

8.    SHAREHOLDERS' EQUITY AND STOCK OPTIONS

      On March 31, 1998, Holdings adopted the SIMCALA Holdings, Inc. 1998 Stock Incentive Plan (the "1998 Plan") under which stock options, stock appreciation rights, restricted stock, or other stock-based awards for 8,000 shares of common stock or restricted common stock could be granted, provided that no more than 10% of the reserved shares may be granted as restricted stock or other unrestricted stock awards. Certain members of the Company's management were granted options totaling 3,070 for an exercise price of $1,000 per share, which approximated fair value on March 31, 1998. As of December 31, 1999, no other awards had been granted under the 1998 Plan. The options have a ten-year expiration and vest ratably over five years; however, the 1998 Plan contains a provision for accelerating vesting if certain events occur. No options were exercisable at December 31, 1999 or 1998.

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

      The Company applies APB 25 in accounting for its stock-based compensation plans. Effective January 1, 1996, the Company adopted the disclosure-only provisions of SFAS 123. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant date consistent with the method set forth in SFAS 123, the Company's net income (loss) for the year ended December 31, 1999, for the nine months ended December 31, 1998, and year ended 1997 would have been ($3,904,278), ($2,379,217), and $6,366,324, respectively.

      For 1999, the fair value of the options granted under the 1998 Plan was estimated at $28.04 per share, using the Black-Scholes Option Pricing Model and the following weighted-average assumptions: risk-free interest rate of 6.30%; dividend yield, expected volatility and assumed forfeiture rate of 0%, and expected life of 3.8 years.

      For 1998, the fair value of the options granted under the 1998 Plan was estimated at $171.98 per share, using the Black-Scholes Option Pricing Model and the following weighted-average assumptions: risk-free interest rate of 5.64%; dividend yield, expected volatility and assumed forfeiture rate of 0%; and expected life of 3.4 years.

      The fair value of the options granted under the Plan during 1995 was estimated at $29.74 per share using the Black-Scholes Option Pricing Model and the following weighted average assumptions: risk-free interest rate of 7.1%; dividend yield, expected volatility and assumed forfeiture rate of 0%; and an expected life of five years. The fair value of options granted under the Plan during 1998 was estimated at $28.11 per share using the Black-Scholes Option Pricing Model and the following weighted average assumptions: risk-free interest rate of 6.6%; dividend yield, expected volatility and assumed forfeiture rate of 0%; and an expected life of five years.

9.    RETIREMENT PLAN

      The Company sponsors a qualified 401(k) savings plan covering all employees who have completed six months of employment. If a participating employee decides to contribute, a portion of the contribution is matched by the Company. Total retirement plan expense for the year ended December 31, 1999, the nine months ended December 31, 1998, the three months ended March 31, 1998, and the year ended December 31, 1997 was $94,204; $73,142; $27,512; and $97,217, respectively.

10.   INCOME TAXES

      The provision for income taxes for the year ended December 31, 1999, the nine months ended December 31, 1998, the three months ended March 31, 1998, and the year ended December 31, 1997, consisted of the following:

                                                             COMPANY            PREDECESSOR
                                         COMPANY            ---------------------------------       PREDECESSOR
                                      -------------         NINE MONTHS          THREE MONTHS      -------------
                                        YEAR ENDED             ENDED                ENDED           YEAR ENDED
                                       DECEMBER 31,         DECEMBER 31,          MARCH 31,         DECEMBER 31,
                                           1999                 1998                 1998               1997
Current                                $      3,350         $         --         $ (900,198)        $ 2,247,000
Deferred                                 (1,365,945)            (492,338)           800,000           1,267,000
                                       ------------         ------------         ----------         -----------

    Provision (benefit) for
      income taxes                     $ (1,362,595)        $   (492,338)        $ (100,198)        $ 3,514,000
                                       ============         ============         ==========         ===========

      The difference between the effective tax rate and the statutory rate is reconciled below (amounts in thousands):

                                         COMPANY                  COMPANY               PREDECESSOR             PREDECESSOR
                                -------------------------------------------------  -----------------------------------------------
                                        Year Ended           Nine Months Ended       Three Months Ended          Year Ended
                                     December 31, 1999       December 31, 1998       December 31, 1999       December 31, 1999
                                ------------------------   ----------------------  -----------------------   ---------------------
                                   Dollars    Percentage   Dollars     Percentage    Dollars    Percentage   Dollars    Percentage
Statutory rate                  $   (1,773)     (34.0)      $ (923)      (34.0)      $ (232)      (34.0)%    $ 3,361      34.0%
State income tax, net
  of federal benefit                  (135)      (2.6)         (59)       (2.2)
Nondeductible goodwill                 480        9.2          350        12.9
Other permanent items                   65        1.3          140         5.2          132        19.4          153       1.5
                                ----------      -----       ------       -----       ------       -----      -------      ----

    Recorded tax provision
      (benefit)                 $   (1,363)     (26.1)      $ (492)      (18.1)      $ (100)      (14.6)%    $ 3,514      35.5%
                                ==========      ======      ======       =====       ======       =====      =======      ====

      Significant components of the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:


                                                                    COMPANY
                                                       ---------------------------------
                                                           1999                 1998
Deferred tax liabilities:
  Accelerated tax depreciation                         $ 14,379,119         $ 14,671,200
  Other liabilities                                         264,726              111,124
                                                       ------------         ------------
                                                         14,643,845           14,782,324
                                                       ------------         ------------

Deferred tax assets:
  AMT credit carryforwards                                  956,624              746,049
  Net operating loss carryforwards                        2,676,851            1,987,615
  Other assets                                               84,871              232,085
                                                       ------------         ------------
                                                          3,718,346            2,965,749
                                                       ------------         ------------

      Net deferred tax liability                       $(10,925,499)        $(11,816,575)
                                                       ============         ============

      Based on management's assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings. At December 31, 1999, the Company had a federal tax operating loss carryforward of $6,567,297 and state tax operating loss carryforward of $8,879,402, which expire December 31, 2018. Additionally, the Company has AMT credit carryforwards at December 31, 1999 of $956,624, which expire December 31, 2013.

11.   PREFERRED STOCK

      In connection with the acquisition of the Company in 1995, 1,500 shares of Series B cumulative 8% preferred stock were issued. In 1997, the preferred stock was redeemed at the redemption value of $1,000 per share plus $270,000 of accrued dividends.

12.   COMMITMENTS AND CONTINGENCIES

      At December 31, 1999, the Company had approximately 175 employees, approximately 120 of which are covered by provisions of a collective bargaining agreement. The collective bargaining agreement expires in August 2000. Contract negotiations are currently underway regarding the collective bargaining agreement and management believes that a satisfactory result will be reached. In the event that the collective bargaining agreement is not renewed, the Company believes that no significant disruptions in the Company's operations would result and that there would be no material adverse effect upon the Company's financial condition or results of operations.

      Total rental expense for property and equipment was $284,044, $266,783, $109,370, and $219,087 for the year ended December 31, 1999, the nine months ended December 31, 1998, the three months ended March 31, 1998, and the year ended December 31, 1997, respectively. Minimum annual rentals under noncancelable operating leases are $136,048, $84,997, and $395 for the years ended 2000, 2001, and 2002, respectively.

13. UNAUDITED QUARTERLY FINANCIAL DATA (IN THOUSANDS):

                                     NET          GROSS           NET
COMPANY'S QUARTER ENDED             SALES         PROFIT         (LOSS)
December 31, 1999                $  13,738      $   1,189      $    (703)
September 30, 1999                  13,271            603           (860)
June 30, 1999                       13,309            134         (1,541)
March 31, 1999                      14,911          1,558           (749)


COMPANY'S QUARTER ENDED

December 31, 1998                $  13,267      $   1,594      $    (482)
September 30, 1998                  12,618            407         (1,301)
June 30, 1998                       14,918          1,896           (439)


PREDECESSOR'S QUARTER ENDED
March 31, 1998                   $  14,854      $   3,175      $    (581)