Form 10-Q
period 2000-03-31
SIMCALA INC
filed 2000-05-15
CIK 941174

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    _________

                                    FORM 10-Q
                                    _________
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO __________________


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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's Common Stock outstanding as of May 6, 2000 was 10,889.

================================================================================

PART I. FINANCIAL INFORMATION*

ITEM 1.  FINANCIAL STATEMENTS

                                  SIMCALA, INC.
                            CONDENSED BALANCE SHEETS

                                                                       March 31, 2000      December 31, 1999
                                                                        (unaudited)
Current Assets
ASSETS
Current Assets
       Cash and cash equivalents                                         $  11,002,970           9,819,378
       Restricted Cash                                                       6,459,845           6,370,775
       Accounts receivable                                                   4,459,994           5,016,002
       Inventories                                                           3,348,150           2,561,105
       Other current assets                                                    539,987             284,172
----------------------------------------------------------------------------------------------------------
Total current assets                                                     $  25,810,946       $  24,051,432

Property, Plant and Equipment, net of accumulated
       depreciation of $8,340,154 and $7,259,635, at
       March 31, 2000 and December 31, 1999, respectively                   49,855,737          50,480,712
Intangible Assets, net of accumulated amortization of
       $4,099,629 and $3,583,705, at March 31, 2000
       and December 31, 1999, respectively                                  36,161,603          36,677,627
----------------------------------------------------------------------------------------------------------
Total Assets                                                             $ 115,716,423       $ 111,209,771
==========================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
----------------------------------------------------------------------------------------------------------
Current Liabilities
         Accounts payable                                                $   4,095,570       $   4,195,134
         Accrued expenses                                                      813,257             729,198
         Accrued interest payable                                            3,351,927           1,566,331
         Current maturities of long-term debt and capital leases                36,838              41,689
----------------------------------------------------------------------------------------------------------
Total current liabilities                                                    8,297,592           6,532,352

Long Term Debt and Capital Leases - Net of Current Portion                  81,014,716          81,019,955
Deferred Income Taxes                                                       10,712,843          10,925,499
----------------------------------------------------------------------------------------------------------
Total Liabilities                                                        $ 100,025,151       $  98,477,806
----------------------------------------------------------------------------------------------------------

Shareholder's Equity
Preferred Stock (Series B preferred stock, 3,000 shares authorized,
       none issued and outstanding, $1.00 par value)                                --                  --
Common stock, 20,000 shares authorized - 10,889 shares
       issued and outstanding, par value $.01 per share                            109                 109
Additional paid-in capital                                                  18,806,891          18,806,891
Retained deficit                                                            (7,003,865)         (6,075,035)
----------------------------------------------------------------------------------------------------------
      Total shareholder's equity                                            11,803,135          12,731,965
----------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholder's Equity                               $ 111,828,286       $ 111,209,771
==========================================================================================================



See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                         CONDENSED STATEMENTS OF INCOME


                                                    Three months ended     Three months ended
                                                      March 31, 2000         March 31, 1999
                                                        (unaudited)            (unaudited)
--------------------------------------------------------------------------------------------
Net Sales                                              $ 12,209,277           $ 14,911,132
Cost of Goods Sold                                       11,079,139             13,352,675
--------------------------------------------------------------------------------------------
        Gross Profit                                      1,130,138              1,558,457
Selling and Administrative Expenses                         618,359                687,716
--------------------------------------------------------------------------------------------
        Operating Income                                    511,779                870,741
Interest Expense                                          1,908,230              1,937,838
Other Income, Net                                          (254,964)              (195,202)
--------------------------------------------------------------------------------------------
        Loss before Income Taxes                         (1,141,487)              (871,895)
Income Tax Benefit                                         (212,656)              (122,970)
--------------------------------------------------------------------------------------------
        Net Loss                                           (928,831)              (748,925)
============================================================================================


See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                        CONDENSED STATEMENTS OF CASH FLOW


                                                                                    Three Months Ended     Three Months Ended
                                                                                       March 31, 2000         March 31, 1999
Cash Flows from Operating Activities:                                                    (unaudited)           (unaudited)
-----------------------------------------------------------------------------------------------------------------------------
  Net loss                                                                                  (928,831)             -748,925
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                                        1,596,544             1,662,596
      Deferred income taxes                                                                 (212,656)             -122,970
   Change in certain assets and liabilities:
        (Increase) decrease in accounts receivable                                           556,008              -667,390
        (Increase) decrease in inventories                                                  (787,045)            1,513,040
        (Increase) in other assets                                                          (255,814)             -387,192
        Increase in accounts payable and accrued expenses                                  1,765,242             1,582,102
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  1,733,448             2,831,261

---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities - Purchase of property, plant and equipment            (455,545)             -430,140

Cash Flows from Financing Activities -
  Payments on non-interest-bearing debt                                                       (5,241)               -7,541

Change in Cash and Cash Equivalents and Restricted Cash                                    1,272,662             2,393,580
Cash and Equivalents and Restricted Cash at Beginning of Period                           16,190,153            14,652,789
===========================================================================================================================
Cash and Equivalents and Restricted Cash at End of Period                                $17,462,815           $17,046,369
===========================================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                                             $   133,912           $   184,405
                                                                                         ===========           ===========

    Income taxes                                                                         $         0           $         0
                                                                                         ===========           ===========




See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASICS OF PRESENTATION

The accompanying condensed financial statements of SIMCALA, Inc. have been prepared in accordance with the instructions for Form 10-Q and therefore, do not include all information on footnotes that generally accepted accounting principles require for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the unaudited condensed financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation of the Interim period presented. Operating results for the three-months ended March 31, 2000, are not necessarily indicative of operating results for the entire fiscal year ended December 31, 2000.

NOTE 2 - ORGANIZATION AND OPERATIONS

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

The Company is a producer of silicon metal for sale to the aluminum and silicones industries. The Company sells to customers in the metal industry who are located primarily throughout the United States. Credit is extended based on an evaluation of the customer's financial condition. During the three months ended March 31, 2000 and the three months ended March 31, 1999, three customers accounted for 49%, 26%, and 10% and 37%, 31%, and 10% of net sales, respectively. At March 31, 2000 and December 31, 1999, three customers accounted for 48%, 16%, and 12% and 43%, 27% and 5%, respectively, of outstanding receivables. The Company maintains credit insurance for all customer accounts receivable.

The Acquisition of the Predecessor for approximately $65.3 million in cash, including $6.1 million in expenses directly related to the Acquisition and assumption of approximately $22 million in liabilities, has been accounted for as a purchase. The Acquisition was financed through the issuance of Senior Notes in the amount of $75 million (the "Notes") and equity contributed of $22 million. The uses of cash associated with the Acquisition were as follows (in thousands of dollars):

  The Acquisition                                         $  65,291
  Repayment of indebtedness                                   9,159
  Transaction fees and expenses                               6,051
  General corporate purposes                                 16,499
                                                          ---------

                                                          $  97,000
                                                          =========



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

The Acquisition was financed through the issuance of senior notes in the amount of $75,000,000 and equity contributed of $22,000,000. Senior Management had an 8% ownership interest in the Predecessor, and as a result of the Acquisition, has a 9% ownership interest in the Company. The sale of the Predecessor's stock of which 92% was not owned by Senior Management, constituted a change in control of the Predecessor.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company's accounting policies, please refer to the Company's Form 10-K for the year ended December 31, 1999.


NOTE 4 - INVENTORIES

As of March 31, 2000 and December 31, 1999, inventories consisted of the following:

                                               March 31,       December 31,
                                                 2000             1999
                                             (unaudited)
                                           --------------      -----------
Raw Materials                               $     597,425      $ 1,143,075
Finished Goods                                  2,454,725        1,122,030
Supplies                                          296,000          296,000
                                            -------------      -----------
                                            $   3,348,150      $ 2,561,105
                                            =============      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

On March 31, 1998, Holdings, through its wholly owned subsidiary, SAC, purchased all of the outstanding shares of common stock of SIMCALA. On such date, SAC was merged into SIMCALA. SIMCALA, as the surviving corporation in the Merger, became a wholly owned subsidiary of Holdings.

The following is a discussion of the Company's results of operations. The discussion is based upon the three-month period ended March 31, 2000 in comparison to the three-month period ended March 31, 1999.


The table below sets forth certain statement of operations information as a percentage of net sales during the quarters ended March 31, 2000 and 1999:


                                             Three months ended        Three months ended
                                                   March 31,                 March 31,
                                                     2000                      1999
                                             ------------------        ------------------

Net sales                                           100.0%                    100.0%
Cost of goods sold                                   90.7                      89.5
                                                   ------                    ------

Gross profit                                          9.3                      10.5
Selling and administrative expenses                   5.1                       4.6
                                                   ------                    ------

Operating income (loss)                               4.2                       5.9
Interest expense                                     15.6                      13.0
Other income, net                                    (2.1)                     (1.3)
                                                   ------                    ------

Loss before income taxes                             (9.3)                     (5.8)
Income tax benefit                                   (1.7)                     (0.8)
                                                   ------                    ------

Net loss                                             (7.6)%                    (5.0)%
                                                   ======                    ======



THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

NET SALES

Net sales decreased by $2.7 million in the three months ended March 31, 2000, or 18.1%, to $12.2 million from $14.9 million for the same period in 1999. This decrease was due principally to decreased sales volume in the first quarter of 2000. This volume decrease was compounded by a reduction in average selling prices for all grades of silicon metal. Production of silicon metal in the first quarter of 2000 was 10,014 metric tons, compared with 9,171 metric tons produced in the first quarter of 1999.

GROSS PROFIT

Gross profit decreased by $0.5 million, or 27.5%, to $1.1 million in the first quarter of 2000 as compared to $1.6 million in the same period in 1999. The gross profit margin decreased to 9.3% in the first quarter of 2000 from 10.5% in the same period in 1999. These decreases were principally due to the lower sales volumes discussed above.

Average selling price per metric ton decreased to $1,400 in the first quarter of 2000 from $1,490 in the same period in 1999 due to the excess supply conditions in the secondary aluminum market which existed for most of

1999. Average production cost per metric ton decreased to $1,107 in the first quarter of 2000 from $1,171 in the same period in 1999. This decrease resulted primarily from improved production efficiencies which led to increased production volumes.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased $0.1 million, or 10.1%, to $0.6 million in the first quarter of 2000 as compared to $0.7 million in the same period in 1999. The decrease was primarily due to recognition of compensation expenses in the first quarter of 1999 with no corresponding costs in the first quarter of 2000. These expenses included management bonuses and management fees.

OPERATING INCOME

Income from operations decreased $0.4 million, or 41.2%, to $0.5 million in the first quarter of 2000 as compared to $0.9 million in the same period of 1999, while the operating margin decreased to 4.2% from 5.9% for the same period in the prior year. The decrease was primarily due to lower sales volumes in the first quarter of 2000, partially offset by lower production costs.

INTEREST EXPENSE

Interest expense was materially unchanged for the quarter ended March 31, 2000 when compared to the same period in 1999.

OTHER INCOME - NET

Other income - net increased $0.1 million, or 30.6%, to $0.3 million in the first quarter of 2000 from $0.2 million in the same period in 1999. The increase in other income was primarily due higher interest income earned on short term investments due to higher interest rates.

INCOME TAX BENEFIT

The income tax benefit increased $0.1 million, or 72.9%, to $0.2 million in the first quarter of 2000 as compared to $0.1 million in the same period of 1999. The increase was primarily due to a larger taxable loss in the first quarter of 2000, as compared to the same period in 1999.

NET LOSS

As a result of the above factors, the net loss for the three months ended March 31, 2000 was $0.9 million compared to a net loss of $0.7 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations, borrowings under its secured credit facility and a portion of the net proceeds from the offering of its 9 5/8% Senior Notes due 2006 (the "Notes"). The Company's principal uses of liquidity are to fund operations, meet debt service requirements and finance the Company's planned capital expenditures, including the construction of a fourth smelting furnace, engineering work for which has already begun.

The Company's cash flows from its operations are influenced by selling prices of its products and raw materials costs and are subject to moderate fluctuation due to market supply factors, including those driven by imports. The Company's silicon metal business experiences price fluctuations principally due to the competitive nature of one of its markets, the secondary aluminum market. Historically, the Company's microsilica business has been affected by the developing nature of the markets for this product.

Cash and cash equivalents were $11.0 million and $10.3 million at March 31, 2000 and December 31, 1999, respectively, and restricted cash was $6.5 million and $6.4 million at March 31, 2000 and December 31, 1999, respectively. The increase in total cash and equivalents and restricted cash in the first quarter of 2000 resulted principally from cash provided by operations.

Depreciation and amortization remained relatively unchanged for the first quarter of 2000 at $1.6 million, compared to $1.7 million for the same period in 1999.

In the first quarters of 2000 and 1999, net cash provided by operating activities was $1.7 million and $2.8 million, respectively. The decrease in the first quarter of 2000 resulted primarily from the building of finished goods inventory in that same period. In the first quarters of 2000 and 1999, net cash used in investing activities was $0.5 million and $0.4 million, respectively. The changes primarily reflect different levels of capital spending during the corresponding quarters of each year. In the first quarters of 2000 and 1999, net cash used in financing activities was insignificant.

In connection with the Acquisition, the Company replaced its existing credit facility in the first quarter of 1999 with a new credit facility (the "Credit Facility") providing availability for revolving borrowings and letters of credit in an aggregate principal amount of up to $15.0 million (of which $6.1 million is reserved for support of a letter of credit issued in connection with the industrial revenue bond financing of the Company). As of March 31, 2000 and December 31, 1999, no drawings were outstanding under the Credit Facility.

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

The agreement governing the Credit Facility (the "Credit Agreement") imposes restrictions on the Company's ability to make capital expenditures, and both the Credit Agreement and the indenture governing the Notes (the "Indenture") limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in acquisitions or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. At March 31, 2000, the Company was in compliance with all loan covenants, as amended. The covenants contained in the Indenture governing the Notes also impose restrictions on the operation of the Company's business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The fair value of the Company's long-term debt and capital leases is affected by changes in interest rates. There have been no material changes to the Item 7A disclosure made in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable

ITEM 5.  OTHER INFORMATION.

      Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)      Exhibits

               The Exhibits to this report on Form 10-Q are listed on the
      Exhibit Index, which immediately follows the signature page hereto

      (b)      Reports on Form 8-K

         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SIMCALA, Inc.


Date:  May 15, 2000                /s/ R. Myles Cowan
                                   --------------------------------------------
                                   R. Myles Cowan
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX


--------------------------------------------------------------------------------
EXHIBIT                        DESCRIPTION
NUMBER
--------------------------------------------------------------------------------
2.1               Stock Purchase Agreement dated as of February 10, 1998, as amended by the amendment thereto dated as of March 4, 1998, among SIMCALA, Inc., SAC Acquisition Corp. and the selling stockholders party thereto (incorporated by reference from
                  Exhibit 2.1 to the Registrant's Registration Statement on Form
                  S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

--------------------------------------------------------------------------------
2.2               Purchase Agreement dated March 24, 1998 between SAC
                  Acquisition Corp. and NationsBanc Montgomery Securities LLC
                  (incorporated by reference from Exhibit 2.2 to the
                  Registrant's Registration Statement on Form S-1 (File No.
                  333-53791), and amendments thereto, originally filed on May
                  28, 1998).

--------------------------------------------------------------------------------
2.3               Purchase Agreement Supplement dated as of March 31, 1998
                  between SIMCALA, Inc. and NationsBanc Montgomery Securities
                  LLC (incorporated by reference from Exhibit 2.3 to the
                  Registrant's Registration Statement on Form S-1 (File No.
                  333-53791), and amendments thereto, originally filed on May
                  28, 1998).

--------------------------------------------------------------------------------
2.4               Agreement and Plan of Merger dated as of March 31, 1998
                  between SAC Acquisition Corp. and SIMCALA, Inc. (incorporated by reference from Exhibit 2.4 to the Registrant's Registration
                  Statement on Form S-1 (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

--------------------------------------------------------------------------------
3.1               Certificate of Incorporation of the Company, as amended
                  (incorporated by reference from Exhibit 3.1 to the
                  Registrant's Registration Statement on Form S-1 (File No.
                  333-53791), and amendments thereto, originally filed on May
                  28, 1998).

--------------------------------------------------------------------------------
3.2               Bylaws of the Company (incorporated by reference from Exhibit
                  3.2 to the Registrant's Registration Statement on Form S-1
                  (File No. 333-53791), and amendments thereto, originally filed on May 28, 1998).

--------------------------------------------------------------------------------
4.1               Indenture dated as of March 31, 1998 between SAC Acquisition
                  Corp. and IBJ Schroder Bank & Trust Company, as trustee
                  (incorporated by reference from Exhibit 4.1 to the
                  Registrant's Registration Statement on Form S-1 (File No.
                  333-53791), and amendments thereto, originally filed on May
                  28, 1998).

--------------------------------------------------------------------------------
4.2               Supplemental Indenture dated as of March 31, 1998 between
                  SIMCALA, Inc. and IBJ Schroder Bank & Trust Company, as
                  trustee (incorporated by reference from Exhibit 4.2 to the
                  Registrant's Registration Statement on Form S-1 (File No.
                  333-53791), and amendments thereto, originally filed on May
                  28, 1998).

--------------------------------------------------------------------------------
4.3               Registration Rights Agreement dated as of March 31, 1998
                  between SAC Acquisition Corp. and NationsBanc Montgomery
                  Securities LLC (incorporated by reference from Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (File No.
                  333-53791), and amendments thereto, originally filed on May
                  28, 1998).

--------------------------------------------------------------------------------
4.4               Registration Rights Agreement Supplement dated as of March 31,
                  1998 between SIMCALA, Inc. and NationsBanc Montgomery
                  Securities LLC (incorporated by reference from Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 (File No.
                  333-53791), and amendments thereto, originally filed on May
                  28, 1998).

--------------------------------------------------------------------------------
4.5               Form of 9 5/8% Senior Notes due 2006, Series A (included in
                  Exhibit 4.1 as Exhibit A-1 thereto).

--------------------------------------------------------------------------------

 27               Financial Data Schedule (for SEC use only)

--------------------------------------------------------------------------------