Form 10-Q
period 2000-06-30
SIMCALA INC
filed 2000-08-14
CIK 941174

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                    FORM 10-Q
                               -------------------

 (MARK ONE)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

          OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                            ------     ------

                        COMMISSION FILE NUMBER: 333-53791

                                  SIMCALA, INC.
             (Exact Name of Registrant as Specified in Its Charter

            DELAWARE                             34-1780941
     (State of Incorporation)        (I.R.S. Employer Identification No.)

                              1960 OHIO FERRO ROAD
                            MT. MEIGS, ALABAMA 36057
                    (Address of principal executive offices)

                                 (334) 215-7560
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's Common Stock outstanding as of August 4, 2000 was 10,889.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  SIMCALA, INC.
                            CONDENSED BALANCE SHEETS


                                                                                  JUNE 30,         DECEMBER 31,
ASSETS                                                                              2000               1999
-----------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)

Current Assets
       Cash and cash equivalents                                               $    6,285,678     $    9,819,378
       Restricted Cash                                                              6,555,997          6,370,775
       Accounts receivable                                                          5,427,574          5,016,002
       Inventories                                                                  4,104,010          2,561,105
       Other current assets                                                           413,697            284,172
-----------------------------------------------------------------------------------------------------------------
Total current assets                                                               22,786,956         24,051,432

Property, Plant and Equipment, net of accumulated
       depreciation of $9,443,256 and $7,259,635, at
       June 30, 2000 and December 31, 1999, respectively                           50,258,835         50,480,712
Intangible Assets, net of accumulated amortization of
       $4,615,724 and $3,583,705, at June 30, 2000
       and December 31, 1999, respectively                                         35,645,608         36,677,627
-----------------------------------------------------------------------------------------------------------------
Total Assets                                                                   $  108,691,399     $  111,209,771
=================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
-----------------------------------------------------------------------------------------------------------------
Current Liabilities
         Accounts payable                                                      $    4,193,890     $    4,195,134
         Accrued expenses                                                             934,164            729,198
         Accrued interest payable                                                   1,546,166          1,566,331
         Current maturities of long-term debt and capital leases                       29,104             41,689
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                           6,703,324          6,532,352

Long Term Debt and Capital Leases - Net of Current Portion                         81,012,159         81,019,955
Deferred Income Taxes                                                              10,364,444         10,925,499
-----------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                  98,079,927         98,477,806
-----------------------------------------------------------------------------------------------------------------

Shareholder's Equity
Preferred Stock (Series B preferred stock, 3,000 shares authorized,
       none issued and outstanding, $1.00 par value)                                       --                 --
Common stock, 20,000 shares authorized - 10,889 shares
       issued and outstanding, par value $.01 per share                                   109                109
Additional paid-in capital                                                         18,806,891         18,806,891
Retained deficit                                                                   (8,195,528)        (6,075,035)
-----------------------------------------------------------------------------------------------------------------
Total shareholder's equity                                                         10,611,472         12,731,965
-----------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholder's Equity                                     $  108,691,399     $  111,209,771
=================================================================================================================


See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                         CONDENSED STATEMENTS OF INCOME
                    FOR THE THREE MONTH PERIOD ENDED JUNE 30
                                   (UNAUDITED)

                                                                         Company                 Company
                                                                    Three months ended      Three months ended
                                                                      June 30, 2000           June 30, 1999
                                                                       (unaudited)              (unaudited)
--------------------------------------------------------------------------------------------------------------
Net Sales                                                           $  12,338,151           $  13,309,499
Cost of Goods Sold                                                     11,549,536              13,175,781
--------------------------------------------------------------------------------------------------------------
        Gross Profit                                                      788,615                 133,718
Selling and Administrative Expenses                                       668,987                 595,584
--------------------------------------------------------------------------------------------------------------
        Operating (Loss) Income                                           119,628                (461,866)
Interest Expense                                                        1,893,421               1,914,096
Other Income, Net                                                        (233,802)               (241,401)
--------------------------------------------------------------------------------------------------------------
        Loss before Income Taxes                                       (1,539,991)             (2,134,561)
Income Tax Benefit                                                       (348,398)               (593,077)
--------------------------------------------------------------------------------------------------------------
        Net Loss                                                    $  (1,191,593)          $  (1,541,484)
==============================================================================================================


See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                         CONDENSED STATEMENTS OF INCOME
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30
                                   (UNAUDITED)

                                                                         Company                 Company
                                                                     Six months ended        Six months ended
                                                                      June 30, 2000           June 30, 1999
                                                                       (unaudited)             (unaudited)
-------------------------------------------------------------------------------------------------------------
Net Sales                                                            $  24,547,429           $  28,220,630
Cost of Goods Sold                                                      22,629,360              26,528,456
-------------------------------------------------------------------------------------------------------------
        Gross Profit                                                     1,918,069               1,692,174
Selling and Administrative Expenses                                      1,286,733               1,283,300
-------------------------------------------------------------------------------------------------------------
        Operating  Income                                                  631,336                 408,874
Interest Expense                                                         3,801,651               3,851,935
Other Income, Net                                                         (488,767)               (436,603)
-------------------------------------------------------------------------------------------------------------
        Loss before Income Taxes                                        (2,681,548)             (3,006,458)
Income Tax Benefit                                                        (561,055)               (716,047)
-------------------------------------------------------------------------------------------------------------
        Net Loss                                                     $  (2,120,493)          $  (2,290,411)
=============================================================================================================


See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                        CONDENSED STATEMENTS OF CASH FLOW

                                                                                            Company                 Company
                                                                                        Six Months Ended        Six Months Ended
                                                                                          June 30, 2000           June 30, 1999
Cash Flows from Operating Activities:                                                      (unaudited)             (unaudited)
--------------------------------------------------------------------------------------------------------------------------------
  Net loss                                                                                $  (2,120,493)          $  (2,290,411)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                                           3,215,640               3,149,152
      Deferred income taxes                                                                    (561,055)               (716,047)
   Change in certain assets and liabilities:
        (Increase) decrease in accounts receivable                                             (411,572)                112,910
        (Increase) decrease in inventories                                                   (1,542,905)              1,841,653
        Decrease (increase) in other assets                                                    (129,525)               (193,345)
        Increase in accounts payable and accrued expenses                                       170,972                 465,544
--------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                                          (1,378,938)              2,369,456

--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities                                                         (1,961,744)               (985,235)
     - Purchase of property, plant and equipment

Cash Flows from Financing Activities
--------------------------------------------------------------------------------------------------------------------------------
  Payments on non-interest-bearing debt                                                          (7,796)                (15,274)
  Net borrowings of long-term debt                                                                   --                      --
--------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) financing activities                                                          (7,796)                (15,274)

Change in Cash and Cash Equivalents and Restricted Cash                                      (3,348,478)              1,368,947
Cash and Equivalents and Restricted Cash at Beginning of Period                              16,190,153              14,652,789
--------------------------------------------------------------------------------------------------------------------------------
Cash and Equivalents and Restricted Cash at End of Period                                 $  12,841,675           $  16,021,736
================================================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                                              $   3,893,622           $   3,883,133
                                                                                          =============           =============

    Income taxes                                                                          $          --           $          --
                                                                                          =============           =============


See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASICS OF PRESENTATION

The accompanying condensed financial statements of SIMCALA, Inc. ("SIMCALA" or the "Company") have been prepared in accordance with the instructions for Form 10-Q and therefore, do not include all information on footnotes that generally accepted accounting principles require for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the unaudited condensed financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation of the interim period presented. Operating results for the six-months ended June 30, 2000, are not necessarily indicative of operating results for the year ended December 31, 2000.


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

The Company is a producer of silicon metal for sale to the aluminum and silicones industries. The Company sells to customers in the metal industry who are located primarily throughout the United States. Credit is extended based on an evaluation of the customer's financial condition. During the six months ended June 30, 2000 and the six months ended June 30, 1999, three customers accounted for 53%, 26%, and 8% and 36%, 32%, and 10% of net sales, respectively. At June 30, 2000 and December 31, 1999, three customers accounted for 53%, 24%, and 7% and 43%, 27% and 5%, respectively, of outstanding receivables. The Company maintains credit insurance for all customer accounts receivable.

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

NOTE 4 - INVENTORIES

As of June 30, 2000 and December 31, 1999, inventories consisted of the following:

                                        June 30,          December 31,
                                          2000               1999
                                      (unaudited)
                                      ------------        ------------
Raw Materials                         $    691,532        $  1,143,075
Finished Goods                           3,116,478           1,122,030
Supplies                                   296,000             296,000
                                      ------------        ------------
                                      $  4,104,010        $  2,561,105
                                      ============        ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following is a discussion of the Company's results of operations. The discussion is based upon the three-month and six-month periods ended June 30, 2000 in comparison to the three-month and six-month periods ended June 30, 1999.

The table below sets forth certain statement of operations information as a percentage of net sales during six months ended June 30, 2000 and June 30, 1999 and the quarters ended June 30, 2000 and June 30, 1999:

                                                       Six months      Six months      Three months   Three months
                                                         ended           ended           ended           ended
                                                        June 30,        June 30,        June 30,        June 30,
                                                          2000            1999            2000            1999
                                                       ----------      ----------      ------------   ------------

Net sales                                                  100.0%          100.0%          100.0%          100.0%
Cost of goods sold                                          92.2            94.0            93.6            99.0
                                                           -----           -----           -----           -----

Gross profit                                                 7.8             6.0             6.4             1.0
Selling and administrative expenses                          5.2             4.6             5.4             4.5
                                                           -----           -----           -----           -----

Operating income (loss)                                      2.6             1.4             1.0            (3.5)
Interest expense                                            15.5            13.7            15.3            14.4
Other income, net                                           (2.0)           (1.6)           (1.9)           (1.8)
                                                           -----           -----           -----           -----

Loss before income taxes                                   (10.9)          (10.7)          (12.4)          (16.1)
Income tax benefit                                          (2.3)           (2.5)           (2.8)           (4.5)
                                                           -----           -----           -----           -----

Net loss                                                    (8.6)%          (8.2)%          (9.6)%         (11.6)%
                                                           =====           =====           =====           =====

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET SALES

Net sales decreased by $0.9 million in the three months ended June 30, 2000, or 7.3%, to $12.4 million from $13.3 million for the comparable period in 1999. This decrease was due to a reduction in average selling prices for all aluminum grades of silicon metal partially offset by more tons sold. Production of silicon metal in the second quarter of 2000 was 9,185 metric tons, compared with 8,259 metric tons produced in the second quarter of 1999.

GROSS PROFIT

Gross profit increased by $0.7 million, or 575.9%, to $0.8 million in the three months ended June 30, 2000 as compared to $0.1 million in the comparable period in 1999. The gross profit margin increased to 6.4% in the three months ended June 30, 2000 from 1.0% in the comparable period in 1999. These increases were principally due to lower product costs resulting from improved production processes and increased volume. These cost improvements were partially offset by decreased selling prices for all aluminum grades of silicon metal.

Average selling price per metric ton decreased to $1,439 in the three months ended June 30, 2000 from $1,478 in the comparable period in 1999. This was due to the excess supply conditions in the secondary aluminum market which have existed for most of 2000. Average production cost per metric ton decreased to $1,185 in the three months ended June 30, 2000 from $1,310 in the comparable period in 1999. This decrease resulted primarily from increased production volumes which allowed for greater absorption of fixed costs. The higher production volumes resulted from improved furnace performance in the quarter ended June 30, 2000.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased $0.1 million, or 12.3%, to $0.7 million in the three months ended June 30, 2000 as compared to $0.6 million in the comparable period in 1999. The increase was primarily due higher medical insurance costs.

OPERATING INCOME

Income from operations increased $0.6 million to $0.1 million in the three months ended June 30, 2000 from a loss of $0.5 million in the comparable period of 1999. At the same time, the operating margin increased to 1.0% from (3.5)% for the comparable period in the prior year. The increase was primarily due to a slight reduction of selling prices for all grades of silicon metal which was offset by increased production volume and the resulting lower production cost per metric ton.

INTEREST EXPENSE

Interest expense decreased $0.021 million, or 1.1%, to $1.893 million in the three months ended June 30, 2000 from $1.914 million in the comparable period in 1999. The change in interest expense is insignificant.

OTHER INCOME - NET

Other income - net decreased $0.008 million, or 3.1%, to $0.233 million in the three months ended June 30, 2000 from $0.241 million in the comparable period in 1999. The change in other income is insignificant.

INCOME TAXES

The income tax benefit recorded decreased $0.3 million, or 41.3%, to $0.3 million in three months ended June 30, 2000 when compared to the comparable period in 1999. The decrease resulted from the factors above, which created a smaller pre-tax loss.

NET LOSS

As a result of the above factors, the net loss for the three months ended June 30, 2000 was $1.2 million compared to a net loss of $1.5 million for the comparable period in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

NET SALES

Net sales decreased by $3.7 million, or 13.0%, to $24.5 million in the six months ended June 30, 2000, from $28.2 million in the comparable period in 1999. This decrease was due principally to a reduction in average selling prices for all aluminum grades of silicon metal offset partially by higher sales volumes. Production of silicon metal in the six months ended June 30, 2000 was 19,199 metric tons, compared with 17,427 metric tons produced in the comparable period in 1999.

GROSS PROFIT

Gross profit increased by $0.2 million, or 13.4%, to $1.9 million in six months ended June 30, 2000 as compared to $1.7 million in the comparable period in 1999. The gross profit margin increased to 7.8% in the six months ended June 30, 2000 from 6.0% in the same period in 1999. These increases were due to lower production cost and offset partially by decreased selling prices for all aluminum grades of silicon metal.

Average selling price per metric ton decreased to $1,419 in the six months ended June 30, 2000 from $1,484 in the comparable period in 1999. This was due to the excess supply conditions in the secondary aluminum market which existed for most of 2000. Average production cost per metric ton decreased to $1,144 in the six months ended June 30, 2000 from $1,237 in the comparable period in 1999. This decrease resulted primarily from increased production volumes which allowed for greater absorption of fixed costs. The higher production volumes resulted from improved furnace performance.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses were materially unchanged in the six months ended June 30, 2000 as compared to the comparable period in 1999.

OPERATING INCOME

Income from operations increased $0.2 million, or 54.4%, to $0.6 million in the six months ended June 30, 2000 from $0.4 million in the comparable period in 1999. At the same time, the operating margin increased to 2.6% from 1.4% for the comparable period in the prior year. These increases were primarily due to increased production volume and the resulting lower production cost per metric ton which was offset partially by a slight reduction of selling prices for all grades of silicon metal. .

INTEREST EXPENSE

Interest expense decreased $0.050 million, or 1.3%, to $3.802 million in the six months ended June 30, 2000 from $3.852 million in the comparable period in 1999.

OTHER INCOME - NET

Other income - net increased $0.052 million, or 11.9%, to $0.489 million in the six months ended June 30, 2000 from $0.4 million in the comparable period in 1999. The increase in other income was primarily due to higher interest rates and the resulting increase in interest income on cash balances in the current year.

 INCOME TAXES

The income tax benefit recorded decreased $0.1 million, or 21.6%, to $0.6 million in six months ended June 30, 2000 from $0.7 million in the comparable period in 1999. The decrease resulted from factors above, which created a smaller pre-tax loss.

NET LOSS

As a result of the above factors, the net loss for the six months ended June 30, 2000 was $2.1 million compared to a net loss of $2.3 million for the comparable period in 1999.


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

The Company's cash flows from its operations are also influenced by the cost of labor. The Company is in the process of renegotiating its labor agreement with the United Steelworkers of America (the "USWA"), which represents approximately 120 of the Company's employees. The USWA leadership called for a strike commencing at 12:00 p.m. on August 8, 2000. Cash flows going forward, as well as revenues, may be affected by the Company's ability to negotiate successfully with its unionized employees or obtain alternate sources of labor.

Cash and cash equivalents were $6.3 million and $9.8 million at June 30, 2000 and December 31, 1999, respectively, and restricted cash was $6.6 million and $6.4 million as of June 30, 2000 and December 31, 1999, respectively. The decrease in total cash and equivalents resulted primarily from an increase in accounts receivable and inventories in the six months ended June 30, 2000. The increase in restricted cash in the first six months of 2000 resulted principally from interest earned on that cash.

Depreciation and amortization for the second quarter of 2000 was unchanged from the same period in 1999.

In the first six months of 2000 and 1999, net cash provided by (used in) operating activities was $(1.4 million) and $2.4 million, respectively. The decrease in the first six months of 2000 resulted primarily from an increase in accounts receivable and inventories in 2000. In the first six months of 2000 and 1999, net cash used in investing activities was $2.0 million and $1.0 million, respectively. The changes primarily reflect different levels of capital spending during the corresponding periods of each year. In the first six months of 2000 and 1999, net cash used in financing activities was insignificant.

In connection with the Acquisition, the Company replaced its existing credit facility with a new credit facility (the "Credit Facility") providing availability for revolving borrowings and letters of credit in an aggregate principal amount of up to $15.0 million (of which $6.1 million is reserved for support of a letter of credit issued in connection with the industrial revenue bond financing of the Company). As of June 30, 2000 and December 31, 1999, no borrowings were outstanding under the Credit Facility.

Ongoing interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $75.0 million borrowed under the Notes, the Company will be required to make semiannual interest payments of approximately $3.6 million over the life of the Notes.

With respect to ongoing capital spending, the Company expects to spend approximately $2.5 million to $3.0 million annually to maintain properly its furnaces and other production facilities. In addition, the Company is considering the addition of a fourth smelting furnace using proceeds of the Notes, together with internally generated or borrowed cash. The Company estimates that construction of the furnace, if undertaken, will cost approximately $25.0 million.

The agreement governing the Credit Facility (the "Credit Agreement") imposes restrictions on the Company's ability to make capital expenditures, and both the Credit Agreement and the indenture governing the Notes (the "Indenture") limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in acquisitions or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. At June 30, 2000, the Company was in compliance with all loan covenants, as amended. The covenants contained in the Indenture governing the Notes also impose restrictions on the operation of the Company's business.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document, particularly regarding anticipating future financial performance, business prospects, growth and operating strategies, the effects of the Acquisition on the Company and similar matters, and those preceded by, followed by or that otherwise include the words "may," "would," "could," "will," "believes," "expects," "anticipates," "plans," "intends," "estimates," or similar expressions or variations thereof may constitute "forward-looking statements" for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve a number of risks and uncertainties. A variety of factors, including without limitation changes in the prevailing prices for the Company's products; the Company's continued ability to achieve operating efficiencies and the ability of the Company to negotiate successfully with its unionized employees or obtain alternate sources of labor, those factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and in
Item 7
of the Company's Annual Report on Form 10-K, and in other filings by the Company with the Securities and Exchange Commission, may affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


The fair value of the Company's long-term debt and capital leases is affected by changes in interest rates. Based upon current market conditions, the fair value and hypothetical increase in fair value of long-term debt and capital leases, including current portion, is not expected to be materially different from that as of December 31, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In May of 1999, the sole stockholder of the Company executed a written consent in lieu of an annual meeting, naming Edward A. Wahlen, Jr., William A. Davies, James A. O'Donnell, and C. Edward Boardwine as Directors of the Company.

ITEM 5.  OTHER INFORMATION.

         On August 7, 2000, the 1995-2000 Basic Labor Agreement and Seniority Rules and Regulations dated August 8, 1995, between the United Steelworkers of America (AFL-CIO) (the "USWA") and Simcala, Inc. ("Simcala" or the "Company") expired after more than three months of negotiations over a new labor agreement. The USWA leadership called for a strike commencing at 12:00 p.m. on August 8, 2000. The USWA represents approximately 120 Simcala employees.

         Substantially all of the employees represented by the USWA have decided to strike, and Simcala is unable to predict the strike's duration. The Company is mitigating the effects of the strike by using managers and supervisors to replace temporarily the striking employees. In addition, the Company is encouraging the USWA employees to continue to work despite the absence of a new labor agreement, under the same general conditions as to wages and benefits only. The Company also may hire replacement workers if the strike continues for an extended time. Despite these efforts, the strike may adversely impact the Company's ability to maintain its current level of production. Management does not expect that revenues and earnings will be adversely affected by the strike or that the Company may lose customers because of the strike. Management cannot, however, predict the exact financial impact of the strike, which will depend in part upon its duration. Additionally, if Simcala and the USWA reach a new labor agreement, management anticipates that employee expense will increase. Management believes its current financial resources are adequate to support the Company's operations during the strike.

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


                                SIMCALA, Inc.


Date:  August 11, 2000           /s/  R. Myles Cowan
                                --------------------------------------------
                                R. Myles Cowan
                                Vice President and Chief Financial Officer
                                (Principal Accounting and Financial Officer)