Form 10-Q
period 2000-09-30
SIMCALA INC
filed 2000-11-14
CIK 941174

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

          OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                              -------    ------

                        COMMISSION FILE NUMBER: 333-53791

                                  SIMCALA, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  34-1780941
     (State of incorporation)             (I.R.S. Employer Identification No.)

                              1940 OHIO FERRO ROAD
                            MT. MEIGS, ALABAMA 36057
                    (Address of principal executive offices)

                                 (334) 215-7560
                         (Registrant's telephone number)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the registrant's Common Stock outstanding as of November 14, 2000 was 10,889.

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                  SIMCALA, INC.
                            CONDENSED BALANCE SHEETS

                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                      2000                1999
                                                                                 --------------      --------------
                                                                                  (unaudited)

ASSETS

Current Assets
     Cash and cash equivalents                                                   $    5,632,851      $    9,819,378
     Restricted cash                                                                  6,661,551           6,370,775
     Accounts receivable                                                              5,189,826           5,016,002
     Inventories                                                                      5,715,812           2,561,105
     Other current assets                                                               630,863             284,172
                                                                                 --------------      --------------
Total current assets                                                                 23,830,903          24,051,432

Property, Plant and Equipment, net of accumulated
     depreciation of $10,538,178 and $7,259,635, at
     September 30, 2000 and December 31, 1999, respectively                          49,521,402          50,480,712
Intangible Assets, net of accumulated amortization of
     $5,131,720 and $3,583,705, at September 30, 2000
     and December 31, 1999, respectively                                             35,129,613          36,677,627
                                                                                 --------------      --------------
Total Assets                                                                     $  108,481,918      $  111,209,771
                                                                                 ==============      ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
       Accounts payable                                                          $    4,640,715      $    4,195,134
       Accrued expenses                                                                 916,369             729,198
       Accrued interest payable                                                       3,371,720           1,566,331
       Current maturities of long-term debt and capital leases                           21,173              41,689
                                                                                 --------------      --------------
Total current liabilities                                                             8,949,977           6,532,352

Long Term Debt and Capital Leases - Net of Current Maturities                        81,009,598          81,019,955
Deferred Income Taxes                                                                 9,705,668          10,925,499
                                                                                 --------------      --------------
Total Liabilities                                                                    99,665,243          98,477,806
                                                                                 --------------      --------------

Shareholder's Equity
Preferred Stock (Series B preferred stock, 3,000 shares authorized,
       none issued and outstanding, $1.00 par value)                                         --                  --
Common stock, 20,000 shares authorized - 10,889 shares
       issued and outstanding, par value $.01 per share                                     109                 109
Additional paid-in capital                                                           18,806,891          18,806,891
Accumulated deficit                                                                  (9,990,325)         (6,075,035)
                                                                                 --------------      --------------
Total shareholder's equity                                                            8,816,675          12,731,965
                                                                                 --------------      --------------
Total Liabilities and Shareholder's Equity                                       $  108,481,918      $  111,209,771
                                                                                 ==============      ==============

See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                 Three months ended  Three months ended
                                                 September 30, 2000  September 30, 1999
                                                    (unaudited)         (unaudited)
                                                 ------------------  ------------------
Net Sales                                          $   11,867,153      $   13,271,115
Cost of Goods Sold                                     11,999,657          12,668,158
                                                   --------------      --------------
        Gross Profit                                     (132,504)            602,957
Selling and Administrative Expenses                       640,263             468,890
                                                   --------------      --------------
        Operating (Loss) Income                          (772,767)            134,067
Interest Expense                                        1,906,034           1,933,668
Other Income, Net                                        (225,231)           (237,123)
                                                   --------------      --------------
        Loss before Income Taxes                       (2,453,570)         (1,562,478)
Income Tax Benefit                                       (658,776)           (702,034)
                                                   --------------      --------------
        Net Loss                                   $   (1,794,794)     $     (860,444)
                                                   ==============      ==============

See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                            Nine months ended    Nine months ended
                                            September 30, 2000  September 30, 1999
                                               (unaudited)         (unaudited)
                                            ------------------  ------------------

Net Sales                                     $   36,414,582      $   41,491,745
Cost of Goods Sold                                34,628,404          39,196,614
                                              --------------      --------------
        Gross Profit                               1,786,178           2,295,131
Selling and Administrative Expenses                1,927,609           1,752,190
                                              --------------      --------------
        Operating (Loss) Income                     (141,431)            542,941
Interest Expense                                   5,707,685           5,785,603
Other Income, Net                                   (713,996)           (673,727)
                                              --------------      --------------
        Loss before Income Taxes                  (5,135,120)         (4,568,935)
Income Tax Benefit                                (1,219,830)         (1,418,081)
                                              --------------      --------------
        Net Loss                              $   (3,915,290)     $   (3,150,854)
                                              ==============      ==============

See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                        CONDENSED STATEMENTS OF CASH FLOW

                                                                                 Nine Months Ended     Nine Months Ended
                                                                                 September 30, 2000    September 30, 1999
                                                                                    (unaudited)           (unaudited)
                                                                                 ------------------    ------------------
Cash Flows from Operating Activities:
  Net loss                                                                         $   (3,915,289)       $   (3,150,854)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                                                     4,826,559             4,736,969
      Deferred income taxes                                                            (1,219,830)             (939,384)
   Change in certain assets and liabilities:
        (Increase) decrease in accounts receivable                                       (173,824)            1,309,939
        (Increase) decrease in inventories                                             (3,154,707)            1,083,023
        Increase in other assets                                                         (346,693)             (580,924)
        Increase in accounts payable and accrued expenses                               2,417,623             2,004,631
                                                                                   --------------        --------------
Net cash (used in) provided by operating activities                                    (1,566,161)            4,463,400
                                                                                   --------------        --------------

Cash Flows from Investing Activities
     - Purchase of property, plant and equipment                                       (2,319,233)           (1,671,257)

Cash Flows from Financing Activities
  Net Repayments on long-term debt and capital leases                                     (10,357)               (3,508)
                                                                                   --------------        --------------
Change in Cash and Cash Equivalents and Restricted Cash                                (3,895,751)            2,788,635
Cash and Cash Equivalents and Restricted Cash at Beginning of Period                   16,190,153            14,652,789
                                                                                   --------------        --------------
Cash and Cash Equivalents and Restricted Cash at End of Period                     $   12,294,402        $   17,441,424
                                                                                   ==============        ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                                       $    4,020,667        $    3,996,088
                                                                                   ==============        ==============

See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of SIMCALA, Inc. ("SIMCALA" or the "Company") have been prepared in accordance with the instructions for Form 10-Q and therefore, do not include all information in the notes to the financial statements that accounting principles generally accepted in the United States of America require for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the unaudited condensed financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation of the interim periods. Operating results for the nine-months ended September 30, 2000, are not necessarily indicative of operating results for the year ended December 31, 2000.

NOTE 2 - ORGANIZATION AND OPERATIONS

The Company is a producer of silicon metal for sale to the aluminum and silicones industries. The Company sells to customers in the metal industry who are located primarily throughout the United States. Credit is extended based on an evaluation of the customer's financial condition. During the nine months ended September 30, 2000 and the nine months ended September 30, 1999, three customers accounted for 51%, 25%, and 8% and 40%, 31%, and 10% of net sales, respectively. At September 30, 2000 and December 31, 1999, three customers accounted for 42%, 32%, and 7% and 43%, 27% and 5%, respectively, of outstanding receivables. The Company maintains credit insurance for all customer accounts receivable.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company's accounting policies, please refer to the Company's Form 10-K for the year ended December 31, 1999.

NOTE 4 - INVENTORIES

As of September 30, 2000 and December 31, 1999, inventories consisted of the following:

                         September 30,
                              2000          December 31,
                          (unaudited)           1999
                         -------------      ------------
Raw Materials             $    694,432      $  1,143,075
Finished Goods               4,725,380         1,122,030
Supplies                       296,000           296,000
                          ------------      ------------
                          $  5,715,812      $  2,561,105
                          ============      ============

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133 "Accounting for Derivative Instruments And Hedging Activities". This statement (as amended by SFAS No.'s 137 and 138) is effective January 2001. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity realize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company will adopt SFAS 133 on January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position or results of operations of the Company, because the Company does not have significant derivative activity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following is a discussion of the Company's results of operations. The discussion is based upon the three-month and nine-month periods ended September 30, 2000 in comparison to the three-month and nine-month periods ended September 30, 1999. Percentage changes included in the following narrative paragraphs of this Item 2 are based on the figures included in the consolidated financial statements.

The table below sets forth certain statement of operations information as a percentage of net sales during nine months ended September 30, 2000 and September 30, 1999 and the quarters ended September 30, 2000 and September 30, 1999:

                                                      Nine months     Nine months    Three months    Three months
                                                         ended           ended           ended           ended
                                                     September 30,   September 30,   September 30,   September 30,
                                                          2000            1999            2000            1999
                                                     -------------   -------------   -------------   -------------

         Net sales                                       100.0%          100.0%          100.0%          100.0%
         Cost of goods sold                               95.1            94.4           101.1            95.5
                                                        ------          ------          ------          ------

         Gross profit                                      4.9             5.6            (1.1)            4.5
         Selling and administrative expenses               5.3             4.2             5.4             3.5
                                                        ------          ------          ------          ------

         Operating (loss) income                          (0.4)            1.4            (6.5)            1.0
         Interest expense                                 15.7            13.9            16.0            14.5
         Other income, net                                (2.0)           (1.6)           (1.9)           (1.7)
                                                        ------          ------          ------          ------

         Loss before income taxes                        (14.1)          (10.9)          (20.6)          (11.8)
         Income tax benefit                               (3.4)           (3.4)           (5.5)           (5.2)
                                                        ------          ------          ------          ------

         Net loss                                        (10.7)%          (7.5)%         (15.1)%          (6.6)%
                                                        ======          ======          ======          ======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES

Net sales decreased by $1.4 million in the three months ended September 30, 2000, or 10.6%, to $11.9 million from $13.3 million for the same period in 1999. This decrease was due to a reduction in average selling prices for all aluminum grades of silicon metal coupled with fewer tons sold. Average selling price per metric ton decreased to $1,411 in the three months ended September 30, 2000 from $1,450 in the same period in 1999. This was due to the excess supply conditions in the secondary aluminum market which existed for most of 1999 and 2000.


GROSS PROFIT

Gross profit decreased by $0.7 million, or 121.9%, to $(0.1) million in the three months ended September 30, 2000 as compared to $0.6 million in the same period in 1999. The gross profit margin decreased to (1.1)% in the three months ended September 30, 2000 from 4.5% in the same period in 1999. These decreases resulted from higher production costs. Production cost increased in the quarter due to the decision by Simcala management to operate the plant with salaried personnel and temporary workers during an ongoing strike by the United Steel Workers of America. To operate the plant during the strike, management converted the normal three, eight-hour shift operation to two shifts of twelve hours. This has allowed fewer employees to cover all jobs. However, the overtime cost, the cost of temporary workers and support costs for the extended shifts have all contributed to the higher production costs. See Liquidity and Capital Resources and ITEM 5. OTHER INFORMATION.


Production of silicon metal in the third quarter of 2000 was 9,799 metric tons, compared with 9,585 metric tons produced in the third quarter of 1999. Average production cost per metric ton increased to $1,270 in the three months ended September 30, 2000 from $1,208 in the same period in 1999. This increase resulted directly from strike-related costs incurred by the Company, including overtime, temporary worker and support costs.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased $0.2 million, or 36.5%, to $0.7 million in the three months ended September 30, 2000 as compared to $0.5 million in the same period in 1999. The increase was primarily due to strike-related costs incurred by the Company, including overtime, plant security and legal costs.

OPERATING (LOSS) INCOME

As a result of the above factors, operating loss decreased by $0.9 million to a loss of $(0.8) million in the three months ended September 30, 2000 from operating income of $0.1 million in the same period of 1999. At the same time, the operating margin decreased to (6.5)% for the three months ended September 30, 2000 from 1.0% for the same period in the prior year.

INTEREST EXPENSE

Interest expense of $1.9 million remained consistent for both the three months ended September 30, 2000 and 1999. The change in interest expense is insignificant.

OTHER INCOME, NET

Other income - net of $0.7 million remained consistent for both the three months ended September 30, 2000 and 1999.

INCOME TAX BENEFIT

The income tax benefit recorded decreased $0.1 million, or 6.2%, to $0.6 million in three months ended September 30, 2000 when compared to the same period in 1999.

NET LOSS

As a result of the above factors, the net loss for the three months ended September 30, 2000 was $1.8 million compared to a net loss of $0.9 million for the same period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES

Net sales decreased by $5.1 million, or 12.2%, to $36.4 million in the nine months ended September 30, 2000, from $41.5 million in the same period in 1999. This decrease was due principally to lower sales volumes which resulted from reduced demand by certain aluminum grade customers, coupled with a reduction in average selling prices for all aluminum grades of silicon metal. Average selling price per metric ton decreased to $1,417 in the nine months ended September 30, 2000 from $1,473 in the same period in 1999. This was due to the excess supply conditions in the secondary aluminum market which existed for most of 1999 and 2000.

GROSS PROFIT

Gross profit decreased by $0.5 million, or 22.2%, to $1.8 million in the nine months ended September 30, 2000 as compared to $2.3 million in the same period in 1999. The gross profit margin decreased to 4.9% in the nine months ended September 30, 2000 from 5.5% in the same period in 1999. These decreases resulted from higher production costs. Production costs increased primarily due to the decision by Simcala management to operate the plant with salaried personnel and temporary workers during an ongoing strike by the United Steel Workers of America during the third quarter. To operate the plant during the strike, management has converted the normal three, eight-hour shift operation to two shifts of twelve hours. This has allowed fewer employees to cover all jobs. However, the overtime cost, the cost of temporary workers and support costs for the extended shifts have all contributed to the higher production costs. See Liquidity and Capital Resources and ITEM 5. OTHER INFORMATION.

Production of silicon metal in the nine months ended September 30, 2000 was 28,998 metric tons, compared with 27,015 metric tons produced in the same period in 1999. Average production cost per metric ton decreased to $1,187 in the nine months ended September 30, 2000 from $1,227 in the same period in 1999. This decrease resulted primarily from improved production volumes which allowed for greater absorption of fixed costs. These improvements were offset to a large degree by strike-related costs incurred during the third quarter of 2000, including overtime, temporary worker and support costs.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased $0.2 million, or 10.0%, to $1.9 million in the nine months ended September 30, 2000 as compared to $1.7 million in the same period in 1999. The increase was primarily due to strike-related costs incurred by the Company, including overtime, plant security and legal costs.

OPERATING (LOSS) INCOME

As a result of the above factors, operating income decreased $0.6 million, or 126.0%, to an operating loss of $(0.1) million in the nine months ended September 30, 2000 from operating income of $0.5 million in the same period of 1999. At the same time, the operating margin decreased to (0.4)% in the nine months ended September 30, 2000 from 1.3% for the same period in the prior year.

INTEREST EXPENSE

Interest expense decreased $0.1 million, or 1.3%, to $5.7 million in the nine months ended September 30, 2000 from $5.8 million in the same period in 1999.

OTHER INCOME, NET

Other income - net of $0.2 million remained consistent for both the nine months ended September 30, 2000 and 1999.

INCOME TAX BENEFIT

The income tax benefit recorded decreased $0.2 million, or 14.0%, to $1.2 million in the nine months ended September 30, 2000 from $1.4 million in the same period in 1999.

NET LOSS

As a result of the above factors, the net loss for the nine months ended September 30, 2000 was $(3.9) million in the nine months ended September 30, 2000 compared to a net loss of $(3.2) million for the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations, borrowings under its secured credit facility and a portion of the net proceeds from the offering of its 9 5/8% Senior Notes due 2006 (the "Notes"). The Company's principal uses of liquidity are to fund operations, meet debt service requirements and finance the Company's planned capital expenditures, including the possible construction of a fourth smelting furnace.

The Company's cash flows from its operations are influenced by selling prices of its products and raw material costs, and are subject to moderate fluctuation due to market supply factors driven by imports. The Company's silicon metal business experiences price fluctuations principally due to the competitive nature of one of its markets, the secondary aluminum market. Historically, the Company's microsilica business has been affected by the developing nature of the markets for this product.

The Company's cash flows from its operations are also influenced by the cost of labor. The Company is in the process of renegotiating its labor agreement with the United Steelworkers of America (the "USWA"), which represents approximately 120 of the Company's employees. The USWA leadership called for a strike commencing at 12:00 p.m. on August 8, 2000. The strike by the USWA is ongoing. Cash flows going forward, as well as revenues, may be affected by the Company's ability to negotiate successfully with its unionized employees or obtain alternate sources of labor.

Cash and cash equivalents were $5.6 million and $9.8 million at September 30, 2000 and December 31, 1999, respectively, and restricted cash was $6.7 million and $6.4 million as of September 30, 2000 and December 31, 1999, respectively. The decrease in total cash and cash equivalents resulted primarily from an increase in accounts receivable and inventories in the nine months ended September 30, 2000. The increase in Restricted Cash in the first nine months of 2000 resulted principally from interest earned on that cash.

Depreciation and amortization remained relatively unchanged for the first nine months of 2000 at $4.8 million, compared to $4.7 million for the same period in 1999.

 In the first nine months of 2000 and 1999, net cash (used in) provided by operating activities was $(1.6) million and $4.5 million, respectively. The decrease in the first nine months of 2000 resulted primarily from an increase in accounts receivable and inventories in 2000 coupled with a larger net loss. In the first nine months of 2000 and 1999, net cash used in investing activities was $(2.3) million and $(1.7) million, respectively. The changes primarily reflect different levels of capital spending during the corresponding periods of each year. In the first nine months of 2000 and 1999, net cash used in financing activities was insignificant.

In connection with the March 31, 1998 acquisition of the Company by Simcala Holdings, Inc., the Company replaced its existing credit facility with a new credit facility (the "Credit Facility") providing availability for revolving borrowings and letters of credit in an aggregate principal amount of up to $15.0 million (of which $6.1 million is reserved for support of a letter of credit issued in connection with the industrial revenue bond financing of the Company). As of September 30, 2000 and December 31, 1999, no advances were outstanding under the Credit Facility.

Ongoing interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $75.0 million borrowed under the Notes, the Company is required to make semiannual interest payments of approximately $3.6 million over the life of the Notes.

With respect to ongoing capital spending, the Company expects to spend approximately $2.5 million to $3.0 million annually to properly maintain its furnaces and other production facilities. In addition, the Company is considering the addition of a fourth smelting furnace. The Company estimates that construction of the furnace, if undertaken, will cost approximately $25.0 million, which the Company plans to fund using proceeds of the Notes, together with internally generated or borrowed cash.

The agreement governing the Credit Facility (the "Credit Agreement") imposes restrictions on the Company's ability to make capital expenditures and both the Credit Agreement and the indenture governing the Notes (the "Indenture") limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in acquisitions or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. At September 30, 2000, the Company was in compliance with all loan covenants, as amended. The covenants contained in the Indenture governing the Notes also impose restrictions on the operation of the Company's business.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document, particularly regarding anticipating future financial performance, business prospects, growth and operating strategies, the effects of the Acquisition on the Company and similar matters, as well as those statements preceded by, followed by or that otherwise include the words "may," "would," "could," "will," "believes," "expects," "anticipates," "plans," "intends," "estimates," or similar expressions or variations thereof may constitute "forward-looking statements" for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve a number of risks and uncertainties. A variety of factors, including without limitation changes in the prevailing prices for the Company's products; the Company's continued ability to achieve operating efficiencies and the ability of the Company to negotiate successfully with its unionized employees or obtain alternate sources of labor during the strike, as well as those factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" could affect the Company's future performance.

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

         Not applicable

ITEM 3. DEFAULTS UPON SENIOR NOTES.

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable

ITEM 5. OTHER INFORMATION.

On August 7, 2000, the 1995-2000 Basic Labor Agreement and Seniority Rules and Regulations dated August 8, 1995, between the United Steelworkers of America (AFL-CIO) (the "USWA") and the Company expired after more than three months of negotiations over a new labor agreement. The USWA leadership called for a strike commencing at 12:00 p.m. on August 8, 2000. The USWA represents approximately 120 Simcala employees. Substantially all of the employees represented by the USWA decided to strike, and Simcala is unable to predict the strike's duration. The Company is mitigating the effects of the strike by using managers and supervisors, temporary contract employees to replace temporarily the striking employees. In addition, the Company is encouraging the USWA employees to continue to work despite the absence of a new labor agreement, under the same general conditions as to wages and benefits only. To date, 36 employees of the Company who are represented by the USWA have chosen to work in spite of the continuing strike by fellow employees. The Company also may hire replacement workers if the strike continues indefinitely.

Despite these efforts, the strike may adversely impact the Company's ability to maintain its current level of production, which, so far, has been consistent with levels achieved prior to the strike. Management does not expect that revenues will be adversely affected by the strike or that the Company may lose customers because of the strike. Expenses have been higher than anticipated during the strike and earnings are lower as a result. Management cannot, however, predict the exact financial impact of the strike, which will depend in part upon its duration. Additionally, if the Company and the USWA reach a new labor agreement, it is possible that certain terms of the labor agreement will result in employee expenses that are higher than those that existed before the strike. Management believes its current financial resources are adequate to support the Company's operations during the strike.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  10.20* Supply Agreement for the Supply of Silicon Metal between Simcala, Inc. and Alcan Aluminum Ltd., dated
                           August 8, 2000.

                     27    Financial Data Schedule (for SEC use only)

                       * Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

         (b)      Reports on Form 8-K

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SIMCALA, Inc.


Date: November 14, 2000         /s/  R. Myles Cowan
                                ------------------------------------------------
                                R. Myles Cowan
                                Vice President and Chief Financial Officer
                                (Principal Accounting and Financial Officer)