Form 10-K405
period 2000-12-31
SIMCALA INC
filed 2001-04-02
CIK 941174

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from       to
                                                                    ------  ----

                        COMMISSION FILE NUMBER 333-53791


                                  SIMCALA, INC.
             (Exact name of registrant as specified in its charter)

                           DELAWARE                             34-1780941
                       (State or other                       (I.R.S. Employer
                jurisdiction of incorporation)              Identification No.)

                              1940 OHIO FERRO ROAD
                            MT. MEIGS, ALABAMA 36057
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (334) 215-7560

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

================================================================================


         The number of shares of the registrant's Common Stock outstanding at March 1, 2001 was 10,889. There is no public trading market for shares of the registrant's Common Stock.

                                  SIMCALA, Inc.
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 2000

                                Table of Contents

Item                                                                                             Page
Number                                                                                           Number
- -------------------------------------------------------------------------------------------------------

                                     PART I

1.       Business                                                                                  1

2.       Properties                                                                                7

3.       Legal Proceedings                                                                         7

4.       Submission of Matters to a Vote of Security Holders                                       8

                                     PART II

5.       Market for the Registrant's Common Equity and Related Stockholder Matters                 8

6.       Selected Financial Data                                                                   8

7.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                10

7(A).    Quantitative and Qualitative Disclosures About Market Risk                               19

8.       Financial Statements and Supplementary Data                                              19

9.       Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                                 19

                                    PART III

10.      Directors and Executive Officers of the Registrant                                       19

11.      Executive Compensation                                                                   20

12.      Security Ownership of Certain Beneficial Owners and Management                           22

13.      Certain Relationships and Related Transactions                                           22

                                     PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                          24

SIGNATURES                                                                                        30

FINANCIAL STATEMENTS                                                                             F-1

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in this document, particularly regarding anticipated future financial performance, business prospects, growth and operating strategies, and similar matters, and those preceded by, followed by or that otherwise include the words "may," "would," "could," "will," "believes," "expects," "anticipates," "plans," "intends," "estimates," or similar expressions or variations thereof may constitute "forward-looking statements" for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For those statements, Simcala, Inc. claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. A variety of factors, including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 hereof, may affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements.

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

         In 2000, the Company's production volume was approximately 39,300 metric tons, with net sales of $47.1 million. The Company estimates that it is one of the three largest manufacturers, in terms of volume, of silicon metal in the United States and that its facility, located in Mt. Meigs, Alabama (the "Facility"), is the nation's second largest in terms of capacity.

         The Company is incorporated under the laws of the State of Delaware. The Company's principal executive offices are located at 1940 Ohio Ferro Road, Mt. Meigs, Alabama 36057, and its telephone number is (334) 215-7560.

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

         In connection with the Acquisition, the Company (i) repaid approximately $9.2 million of term loan indebtedness (including accrued interest thereon and fees) outstanding under its prior bank credit facility (the "Old Credit Facility") with a portion of the net proceeds of the Offering and (ii) replaced the Old Credit Facility and a related letter of credit reimbursement agreement (the "Old Reimbursement Agreement") with a new credit facility (the "Bank of America Credit Facility"). The Bank of America Credit Facility consisted of a $15.0 million revolving credit facility which provided availability for borrowings and letters of credit. As part of the Company's industrial revenue bond financing (the "IRB Financing"), an approximately $6.1 million letter of credit was issued under the Bank of America Credit Facility to replace the letter of credit issued under the Old Reimbursement Agreement. The Acquisition, the Merger, the replacement of the Old Credit Facility and the Old Reimbursement Agreement with the Bank of America Credit Facility and the Equity Contribution, the Offering and the application of the net proceeds therefrom are referred to in this report as the "Transactions." The Company has recently replaced the Bank of America Credit Facility with a reimbursement agreement (the "Reimbursement Agreement") effective as of January 12, 2001 governing the $6.1 million letter of credit, and is negotiating with CIT Business Credit ("CIT") for a new credit facility. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- - Credit Agreements."

         Simcala's facility, located in Mt. Meigs, Alabama, presently contains three identical 20 megawatt submerged-arc electric furnaces with an annual capacity of 36,000 metric tons of silicon metal and 16,000 metric tons of microsilica. Until recently, Simcala intended to construct a fourth smelting furnace. Due to declining market prices and improved production efficiencies for the Company's existing three furnaces, management believes that the construction of the fourth furnace is not in the best interest of the Company at this time. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

PRODUCTS AND MARKETS

Silicon Metal

         The silicon metal industry consists of two general markets: the chemical industry and the aluminum industry. The chemical industry market is subdivided into the silicones market and the polysilicon market, both of which require the highest grade of silicon metal. The aluminum industry market is subdivided into the primary aluminum market (producing aluminum from ore) and the secondary aluminum market (producing aluminum from scrap). The Company defines the primary aluminum market and the higher-end of the secondary aluminum market as the "specialty aluminum" market because the aluminum produced for those markets requires higher quality silicon metal.

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

         In 2000 the Company produced approximately 25,600 metric tons of chemical grade silicon metal and approximately 11,400 tons of specialty aluminum grade silicon metal, representing approximately 65% and approximately 29% of its total silicon metal output, respectively.

Microsilica (Silica Fume)

         During the silicon metal production process the offtake gases are drawn from the smelting furnaces by large fans and are collected in baghouses. As the material cools, it oxidizes to amorphous silicon dioxide (SiO(2)) and condenses in the form of spheres consisting of non-crystalline silicon dioxide. These extremely fine particles (less than one micron in size) are referred to as microsilica (silica fume). Microsilica is a strengthening and filler agent that is widely used in the refractory, concrete, fibercement, oil exploration and minerals industry. Because there are more than 50,000 particles of microsilica for each grain of cement, microsilica is used in cement-based products to fill the microscopic voids between cement particles. In concrete applications microsilica increases the strength and durability and reduces permeability in applications such as parking garages, bridge decks and marine structures.

         SIMCALA collects approximately 16,000 metric tons of microsilica annually. In 2000, the Company sold approximately 14,400 metric tons of microsilica.

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

Employee Training

         The Company believes that it has one of the most experienced and efficient management teams in the silicon metal business. This management team is supported by a productive and experienced workforce equipped with skills in metallurgical operations, maintenance, quality control and marketing. Employees participate in SIMCALA's training program which has been jointly developed by the Alabama State Department of Education and the John M. Patterson State Technical

College. The program is designed to provide each employee with the skills required to evaluate, control and continuously improve production and support service processes. In 2000, quantifiable employee productivity reached approximately 327 metric tons of silicon metal per hourly employee.

RAW MATERIALS

         The Facility is located in close proximity to abundant sources of high-quality and competitively-priced raw materials and electricity. If strategically important, the Company enters into long-term contracts to secure stable supplies of raw materials at favorable prices, although it currently has only one long-term contract relating to the supply of carbon electrodes. The Company believes that the quality of its raw materials is among the highest available and that supplies are adequate to satisfy its long-term requirements. Because the Company believes there are sufficient alternative sources of quality raw materials available to it, the Company does not expect that the loss of any one of its suppliers would have a material adverse effect on the Company.

         The principal cost components in the production of silicon metal are electricity, carbon electrodes, quartz, coal, charcoal and wood chips. Electricity is the largest cost component, comprising 30% of cost of goods sold in 2000. The balance of raw materials, consisting of electrodes, quartz, coal/charcoal and wood chips, represented 12%, 45%, 14% and 8% of cost of goods sold, respectively, in 2000. In addition, labor comprised 9% of cost of goods sold in 2000.

         Electrical power used in the smelting process is supplied by Alabama Power Company ("APCo") through a dedicated 110,000 volt line into SIMCALA's high voltage main substation. The Company previously had a five-year contract with APCo, which expired in February 2000. The Company is currently negotiating another multi-year agreement with APCo and, in the interim, is purchasing electrical power from APCo on substantially similar terms to those contained in the expired agreement. Although the Company did not expect any rate increases through the contract period, the current rate schedule was revised pursuant to regulation by the Alabama Public Service Commission in December 1999 and again in December 2000. The increase in the Energy Cost Recovery (ECR) factor was applied to all customers of APCo. These increases are expected to remain in effect until APCo recovers excess cost paid for power purchased to meet the extraordinary demand caused by the extreme heat during the summers of 1999 and 2000. This increase will have an adverse effect on the Company's operating performance as the Company cannot pass the additional cost on to its customers. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Dependence on Supply of Electrical Power."

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

CUSTOMERS

         The Company is a supplier to one of the largest producers of silicones in the United States, Dow Corning Corporation ("Dow Corning"). Dow Corning's production facilities are located in Carrollton, Kentucky and Midland, Michigan. Dow Corning consumes over 100,000 metric tons of silicon metal per year with its Carrollton facility being the dominant consumer. The Midland facility primarily produces feedstock for polysilicon applications in electronics while Carrollton produces siloxane for silicones applications. In 2000, Dow Corning accounted for approximately 49% of the Company's net sales. At December 31, 2000, Dow Corning accounted for approximately 32% of the Company's outstanding accounts receivable.

         SIMCALA is also a supplier to many of the leading companies in the specialty aluminum industry. The Company's three largest customers in the specialty aluminum industry are Wabash Alloys, L.L.C. ("Wabash Alloys"), Alcan Ingot & Recycling ("Alcan") and Bohn Aluminum Corp. ("Bohn"), which in 2000 collectively accounted for approximately 31%, 9% and 2%, respectively, of the Company's net sales. At December 31, 2000, Wabash Alloys, Alcan and Bohn accounted for approximately 34%, 12% and 3%, respectively, of the Company's outstanding accounts receivable.

         In 2000, the Company's five largest customers accounted for approximately 89% of its net sales. The Company does not have long-term contracts with all of its major customers and the loss of any major customer, or a significant reduction of the Company's business with any of them, would have a material adverse effect on the Company. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Importance of Key Customers."

         The Company does, however, have contracts for the supply of silicon metal with three of its major customers. The Company has a three-year agreement with Wabash Alloys (the "Wabash Agreement"), which is scheduled to expire on December 31, 2001. Either party may cancel the Wabash Agreement prior to expiration with six months' advance written notice. The Company also has entered into a supply agreement with Alcan (the "Alcan Agreement"). The original Alcan Agreement, which expired on December 31, 1999, has been renewed for an additional four years through December 31, 2003. Either party may cancel the Alcan Agreement upon 180 days written notice prior to the expiration of the initial term or any renewal term. The Alcan Agreement also provides that, if for any reason beyond the control of the parties, economic circumstances change in such a way as to cause undue hardship to either party or unduly favor one party to the detriment of the other party, and the parties are unable to find a mutually acceptable solution within ninety days, the Alcan Agreement can be canceled.

         The Company has also entered into a supply agreement with Dow Corning (the "Dow Agreement") with an initial term commencing January 1, 1998 and ending on December 31, 2004. As of January 1, 2001 the Dow Agreement was amended to extend the initial term by one year to December 31, 2005 and to eliminate the requirement that the Company build a fourth smelting furnace. The terms of Dow Agreement will automatically continue thereafter until either party terminates with 24 months prior written notice.

         Most of the Company's customers require their suppliers to pass a rigorous qualification process. Although each customer has established its own testing requirements, qualification processes are generally designed to test for
(i) low variability of critical chemical elements and (ii) reliable and predictable chemical reactivity. The process can take anywhere from two to three years depending upon the customer's testing requirements and the manufacturer's ability to comply with such requirements. The Company views the qualification process as a competitive barrier to entry in its industry.

COMPETITION

         The Company competes in the silicon metal market primarily on the basis of product quality (particularly in the production of chemical grade silicon metal), service and price. In the chemical and specialty aluminum markets, the Company considers itself in competition only with the other five domestic producers. Management believes that foreign manufacturers are not reliable alternative sources of high-grade silicon metal, primarily due to quality issues and high freight costs. The Company's domestic competitors include Globe Metallurgical Inc. and Elkem Metals Company ("Elkem Metals").

         SIMCALA is strongly positioned in the chemical and specialty aluminum markets. In 2000, the Company estimates that it held a market share of approximately 11% of the total United States chemical market and approximately 13% of the total U.S. aluminum market, based on metric tons of silicon metal sold.

EMPLOYEES

         At December 31, 2000, the Company employed 173 people, 120 of which were paid on an hourly basis. Approximately 68% of all hourly workers are members of the United Steelworkers of America, Local 8538 (the "USWA"). Because Alabama is a right-to-work state, all of the employees paid on an hourly basis are represented by the USWA. On August 7, 2000, the 1995-2000 Basic Labor Agreement and Seniority Rules and Regulations dated August 8, 1995, between the United Steelworkers of America (AFL-CIO) and the Company expired after more than two months of negotiations over a new labor agreement. The USWA leadership called for a strike commencing at 12:00 p.m. on August 8, 2000. Substantially all of the 120 employees represented by the USWA decided to strike, and the strike has continued through the date of this report. Simcala is unable to predict how long the strike will last. The Company is mitigating the effects of the strike by using managers, supervisors, and temporary contract employees to replace the striking employees for the duration of the strike. In addition, the Company is encouraging the USWA employees to continue to work despite the absence of a new labor agreement, under the same general conditions as to wages and benefits only. Approximately 40 of the USWA employees have returned to work under these conditions.

         The Company believes its current financial resources are adequate to support the Company's operations during the strike. To date, operating time and production levels have exceeded the levels achieved prior to the strike. Expenses, which were higher than anticipated during the early weeks of the strike, have returned to levels achieved prior to the strike. The Company does not expect that revenues will be adversely affected by the strike or that the Company will lose customers because of the strike. Nonetheless, the Company cannot predict the exact financial impact of the strike, which will depend in part upon its duration. Additionally, if the Company and the USWA reach a new labor agreement, it is possible that certain terms of the labor agreement will result in employee expenses that are higher than those that existed before the strike. Management believes that the strike will not have a material adverse effect on the Company's financial position or results of operations.

ENVIRONMENTAL AND REGULATORY MATTERS

Environmental

         The Company is subject to extensive federal, state and local environmental laws and regulations governing the discharge, emission, storage, handling and disposal of a variety of substances and wastes used in or resulting from the Company's operations. Although the Company believes that it is currently in material compliance with those laws and regulations, it has historically, and expects to continue to, incur costs related to environmental remediation. However, the Company is not aware of any material remediation contingencies associated with any of its real estate or facilities. The Company estimates that approximately $1.0 million of budgeted capital expenditures in each of 2001 and 2002 will relate to air abatement equipment.

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

Anti-Dumping Duties on Foreign Competitors' Products

         In 1990 and 1991, domestic producers of silicon metal successfully prosecuted anti-dumping actions against unfairly traded imports of silicon metal from the People's Republic of China (the "PRC"), Brazil and Argentina. These actions were brought under the anti-dumping provisions of the Tariff Act of 1930, as amended. Under that statute, an anti-dumping duty order may be issued if a domestic industry establishes in proceedings before the United States Department of Commerce and the United States International Trade Commission that imports from a country (or countries) covered by the action(s) are being sold at less than normal value and are causing material injury or threat of such injury to the domestic industry. An anti-dumping duty order requires that special duties be imposed on an imported product in the amount of the margin of dumping (i.e., the percentage difference between the U.S. price for the goods received by the foreign producer or exporter and the normal value of the merchandise).

         Once such an order is in place, each year the foreign importers, domestic producers and other interested parties may request a new investigation (or "administrative review") to determine the margin of dumping during the immediately preceding year. The rates calculated in these administrative reviews (or the existing rates if no review is requested) are used to assess anti-dumping duties on imports during the review period and to collect cash deposits on future imports. An administrative review covering five Brazilian producers and a review covering two PRC exporters are now in progress. The rates established in these reviews and in future reviews will depend upon the prices and costs during the periods covered by the reviews, the methodologies applied and other factors. Anti-dumping orders remain in effect until they are revoked. In order for an individual producer or exporter to qualify for revocation of an anti-dumping order, the United States Department of Commerce must conclude that the producer or exporter has sold the merchandise at not less than normal value for a period of at least three consecutive years and is not likely to sell the merchandise at less than normal value in the future. Anti-dumping orders may also be revoked as a result of periodic "sunset reviews."

         In early February of 2000, the International Trade Commission ("ITC") decided to conduct a full, rather than an expedited, review of the antidumping orders pertaining to U.S. imports of silicon from Argentina, Brazil and the PRC. The full review was completed in December 2000. As a result of the review, the ITC's commissioners voted to keep the anti-dumping duty orders on imports from Brazil and the PRC. The commissioners voted to lift the anti-dumping duty orders on imports from Argentina. The Company does not believe that imports to the United States from Argentina will have a material impact on the U.S. market. As a result, management believes that the decision to lift those duties under the five-year "sunset" review will not have a significant impact on the Company.

         The domestic silicon metal industry has aggressively sought to maintain effective relief under the antidumping orders by actively participating in administrative reviews, appeals and circumvention proceedings. Although these efforts have been successful in protecting the industry from dumped imports from the countries covered by the orders, one or more of such anti-dumping duty orders may be revoked or effective duty rates may cease to be imposed. Another sunset review will not happen for another five years.

ITEM 2.  PROPERTIES.

         The Facility consists of a silicon metal production plant and administrative offices, which are located on 129 acres in Mt. Meigs, Alabama, approximately 15 miles from Montgomery. The Facility is the newest "greenfield" silicon metal manufacturing facility in the United States. The Facility contains three identical 20 megawatt submerged-arc electric furnaces with an annual capacity of 36,000 metric tons of silicon metal and 16,000 metric tons of microsilica. SIMCALA had originally planned to expand the Facility by constructing a fourth smelting furnace. Based on process improvements that have increased the Company's production capacity and a continuation of depressed price conditions resulting from oversupply in the silicon industry, the Company has indefinitely postponed the construction of the fourth furnace. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In addition, on or about December 30, 2000, the Company shut down one of its three existing furnaces for extended maintenance. The Company typically takes each furnace offline for approximately 10 days each year for maintenance. The Company currently anticipates that each of the three furnaces will be offline for longer periods this year, although the length of the shutdown may vary for each of the furnaces. The extended shutdowns are necessary to balance the Company's existing inventories in light of the increased operating efficiencies and the softening market conditions referred to above. The extended shutdowns of the furnaces should not affect the Company's ability to meet market demand for its products.

         As a consequence of the IRB Financing, substantially all of the real and personal property used in SIMCALA's operations (including the Facility) is owned by the Montgomery IDB and leased to SIMCALA. The lease expires on June 1, 2010.

ITEM 3.  LEGAL PROCEEDINGS.

         On October 13, 2000, the Circuit Court of Jefferson County in Alabama entered a judgement in the amount of $112,542.00 against the Company in connection with a dispute over a purchase order for coal issued by the Company to one of its suppliers, American Coal Trade. The Company has filed a notice of appeal of the judgment, which is currently before the Supreme Court of Alabama.

         The Company is involved in routine litigation from time to time in the regular course of its business. There are no other material legal proceedings pending, and the Company is not aware of any other contemplated proceedings that are likely to subject the Company or its property to material exposure.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

COMMON STOCK

         The Company's common stock is not publicly traded. The Company is a wholly owned subsidiary of Holdings, which, in turn, is substantially owned by CGW. Holdings has no business other than holding the stock of the Company, which is the sole source of Holdings' financial resources. Holdings is controlled by CGW, which beneficially owns shares representing 90.9% of the voting interest in Holdings, or 79.8% on a fully diluted basis. Accordingly, CGW, through its control of Holdings, controls the Company and has the power to elect all of its directors, appoint new management and approve any action requiring the approval of the holders of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial information for the twelve month periods ended December 31, 2000 and December 31, 1999, and for the nine month period ended December 31, 1998, has been derived from the financial statements of the Company which have been audited by Deloitte & Touche LLP, ("D&T") independent auditors. The audited financial statements are included elsewhere in this report. The selected financial information for the three months ended March 31, 1998 has been derived from the statements of operations and cash flows of the Company prior to the Acquisition (the "Predecessor") which have been audited by D&T and are included elsewhere in this report. The selected financial information for the year ended December 31, 1997 and as of such date has been derived from the financial statements of the Predecessor which have been audited by D&T and are included elsewhere in this report. The selected financial information for the year ended December 31, 1996 and as of such date has been derived from the financial statements of the Predecessor which have been audited by Crowe, Chizek and Company LLP, independent auditors. The selected financial information below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and the notes thereto appearing elsewhere herein.

                                            COMPANY                                                 PREDECESSOR
                                ----------------------------------                ----------------------------------------------

                                YEAR ENDED        YEAR ENDED       NINE MONTHS       THREE MONTHS              YEAR ENDED
                                DECEMBER 31,     DECEMBER 31,        ENDED              ENDED                  DECEMBER 31,
                                ------------     ------------        -----              -----            -----------------------
                                                                   DECEMBER 31,       MARCH 31,
                                   2000              1999              1998              1998              1997           1996
                                 --------          --------          --------          --------          -------         -------

                                                           (DOLLARS IN THOUSANDS, EXCEPT OPERATING DATA)
  INCOME
  STATEMENT
  DATA:
Net sales ..............         $ 47,097          $ 55,230          $ 40,803          $ 14,854          $62,184         $52,407
Cost of goods
  Sold .................           43,925            49,696            35,372            11,617           47,972          42,798
                                 --------          --------          --------          --------          -------         -------
Gross profit
  (loss) ...............            3,172             5,534             5,431             3,237           14,212           9,609
Selling and
  Administrative
  Expenses .............            4,007             3,410             2,882             3,870            2,846           1,923
                                 --------          --------          --------          --------          -------         -------
Operating income
  (loss) ...............             (835)            2,124             2,549              (633)          11,366           7,686
Interest
  Expense ..............            8,287             8,254             6,277               330            1,710           1,511
Other (expense)
  Income, net ..........              882               915             1,014               282              228             444
                                 --------          --------          --------          --------          -------         -------
Earnings (loss)
  Before provision
  For income
  Taxes ................           (8,240)           (5,215)           (2,714)             (681)           9,884           6,619
Provision
(benefit) ..............           (2,472)           (1,363)             (492)             (100)           3,513           1,169
                                 --------          --------          --------          --------          -------         -------
  For income taxes .....
Net income
  (loss) ...............         $ (5,767)         $ (3,853)         $ (2,222)         $   (581)         $ 6,371         $ 5,450
                                 ========          ========          ========          ========          =======         =======

OPERATING DATA:
  (UNAUDITED)
Silicon metal
  Production (in
  Metric tons) .........           39,300            36,800            27,405             9,110           37,852          33,373
Average sales
  Price per metric
  Ton ..................         $  1,389          $  1,461          $  1,614          $  1,661          $ 1,719         $ 1,641
Average cost of
  Production per .......         $  1,176          $  1,209          $  1,290          $  1,279          $ 1,278         $ 1,358
  Metric ton



                                                                COMPANY                                PREDECESSOR
                                               ---------------------------------------            -------------------------
                                                                  AS OF                                    AS OF
                                                                DECEMBER 31,                            DECEMBER 31,
                                                 2000             1999             1998             1997            1996
                                               --------         --------         --------         --------        --------
                                                                            (IN THOUSANDS)

BALANCE SHEET DATA:
Working Capital (deficit) ................     $  7,752         $ 11,148         $ 18,377         $   885         $ (3,347)
Total assets .............................      103,280          111,210          115,526          33,663           30,581
Long-term debt, less current portion .....       81,007           81,020           81,034          12,763           13,207

- ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following is a discussion of the Company's results of operations. The discussion is based upon (i) the year ended December 31, 2000 in comparison to the year ended December 31, 1999 and (ii) the year ended December 31, 1999 in comparison to the nine-month period ended December 31, 1998, plus the three-month period ended March 31, 1998.

         The financial statements included herein for the periods prior to March 31, 1998, represent the Predecessor's results of operations and cash flows prior to the Acquisition and, consequently, are stated on the Predecessor's historical cost basis. The financial statements as of December 31, 1998 and for the nine months then ended, reflect the adjustments made to record the Acquisition. Accordingly, the financial statements of the Predecessor for the periods prior to March 31, 1998 are not comparable in all material respects with the financial statements subsequent to the Acquisition. The most significant differences relate to amounts recorded for property, plant and equipment, goodwill, and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the year ended December 31, 2000, December 31, 1999, and the nine months ended December 31, 1998 and will result in such increases in future years.

         The table below sets forth certain statement of operations information as a percentage of net sales during the years ended December 31, 2000, 1999 and 1998:

                                                                       Year Ended
                                                                       December 31,
                                                     ------------------------------------------
                                                       2000              1999            1998(a)
                                                     -------           -------           -------
Net sales                                            100.0 %           100.0 %           100.0 %
Cost of goods sold                                      96.2              93.7              87.3
                                                     -------           -------           -------

Gross profit                                             3.8               6.3              12.7
Selling, general and administrative expenses             5.5               3.7              10.2
                                                     -------           -------           -------

Operating income                                        (1.7)              2.6               2.5
Interest expense                                        16.2              13.7              10.9
Other income, net                                        0.5               1.7               2.3
                                                     -------           -------           -------

Earnings (loss) before income taxes                    (17.9)             (9.4)             (6.1)
Income tax (benefit) provision                          (5.2)             (2.5)             (1.1)
                                                     -------           -------           -------

Net income (loss)                                      (12.7)%            (6.9)%            (5.0)%
                                                     =======           =======           =======


(a) The statement of operations of the Predecessor for the period from January 1, 1998 to March 31, 1998 is combined with the statement operations of the Company for the period April 1, 1998 to December 31, 1998. The combined presentation is not in conformity with generally accepted accounting principles but is included for comparative purposes.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net Sales

         Net sales decreased by $8.1 million or 14.7% in 2000, to $47.1 million from $55.2 million in 1999. This decline was due principally to a significant decrease in selling prices in the aluminum silicon metal markets coupled with lower volumes of silicon metal sold as a result of an oversupply of silicon metal in the domestic markets. The Company produced 39,300 metric tons of silicon metal in 2000, compared with 36,800 metric tons produced in 1999. The Company's production increased in 2000 due to improved smelting efficiencies and improved operating time for all of the Company's furnaces during the year.

Gross Profit

         Gross profit decreased by $2.3 million, or 41.8%, to $3.7 million in 2000 as compared to $5.5 million in 1999. The gross profit margin decreased to 6.7% in 2000 from 10.0% in 1999. These decreases were principally due to decreased sales prices and volumes coupled with the write-off of costs related to the construction of a fourth smelting furnace, which has now been postponed indefinitely. Lower unit production costs partially offset the declines in gross margin that were attributable to lower sales prices and volumes.

         Average selling price per metric ton of silicon metal decreased to $1,389 in 2000 from $1,461 in 1999 due to excess supply in the aluminum market and lower prices for all grades of silicon metal. Average production cost per metric ton decreased to $1,176 in 2000 from $1,209 in 1999. This decrease resulted from improved production efficiencies and lower costs of raw materials.

Selling and Administrative Expenses

         Selling and administrative expenses increased $0.6 million, or 17.6%, to $4.0 million in 2000 as compared to $3.4 million in 1999. The increase was primarily due to employee overtime and other employee support costs related to the ongoing strike by the USWA that began in August 2000. These extra expenses were incurred in the first two months of the strike. Since then, these costs have returned to levels comparable to costs for the same period in 1999. In addition, the expenses for 2000 include the cost of a management bonus, while there was no such expense in 1999.

Operating Income

         Income from operations decreased $3.0 million to an operating loss of $0.8 million in 2000 from an operating profit of $2.1 million in 1999, while the operating margin decreased to (1.8)% from 3.8% for the same period in 1999. The decrease in income results from the combined effect of decreased sales due to lower prices and volumes coupled with increased administrative expenses and the asset write-off referred to above.

Interest Expense

         The change in interest expense for the year was not material.

Other Income - Net

The Change in Other Income Net for the year was not material.

Provision for Income Taxes

         The provision for income taxes increased to a benefit of $2.5 million in 2000 from a benefit of $1.4 million in 1999. This increase in the tax benefit was primarily due to the increase in the loss before taxes from $3.9 million in 1999 to $5.8 million in

2000.

Net Income (Loss)

         As a result of the above factors, the net loss for 2000 was $5.8 million compared to a net loss of $3.9 million for 1999, an increase of 48.7%.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO COMBINED TWELVE MONTHS ENDED DECEMBER 31, 1998

         The Company is comparing results of operations for the year ended December 31, 1999 to a Predecessor period of January 1, 1998 to March 31, 1998 combined with a Company period of April 1, 1998 to December 31, 1998. This combined presentation is not in conformity with generally accepted accounting principles and is included for comparative purposes only.

Net Sales

         Net sales decreased by $0.4 million in 1999, or 0.8%, to $55.2 million from $55.6 million in 1998. This decline was due principally to a significant decrease in selling prices that resulted from an oversupply of silicon metal in the aluminum silicon metal markets. Much of the decline was offset by an increase in tons sold. The Company produced 36,800 metric tons of silicon metal in 1999, compared with 36,515 metric tons in 1998. The Company's production increased in 1999 due to improved smelting inefficiencies in all of the Company's furnaces during the year.

Gross Profit

         Gross profit decreased by $3.2 million, or 36.8%, to $5.5 million in 1999 as compared to $8.7 million in 1998. The gross profit margin decreased to 10.0% in 1999 from 15.6% in 1998. These decreases were principally due to decreased sales coupled with higher depreciation costs associated with the Acquisition. Lower unit production costs partially offset the declines in gross margin attributable to lower sales prices.

         Average selling price per metric ton decreased to $1,461 in 1999 from $1,627 in 1998 due to excess supply in the aluminum market. Average production cost per metric ton decreased to $1,209 in 1999 from $1,282 in 1998. This decrease resulted from improved production efficiencies and lower raw material costs.

Selling and Administrative Expenses

         Selling and administrative expenses decreased $3.4 million, or 50.0%, to $3.4 million in 1999 as compared to $6.8 million in 1998. The decrease was primarily due to recognition of expenses related to the Acquisition in 1998, which did not recur in 1999. These expenses included a management bonus and stock option compensation expenses.

Operating Income

         Income from operations increased $0.2 million to $2.1 million in 1999 from $1.9 million in 1998, while the operating margin increased to 3.8% from 3.5% for the same period. The increase results from the combined effect of decreased sales due to lower prices coupled with increased depreciation and amortization expense offset by improved production cost and lower administrative expenses.

Interest Expense

         Interest expense increased $1.7 million, or 25.8%, to $8.3 million in 1999 from $6.6 million in 1998. The change in interest expense resulted from the timing of the Transactions whereby 1999 included the higher interest expense for a full year.

Other Income - Net

         Other income - net decreased $0.4 million, or 30.8%, to $0.9 million in 1999 from $1.3 million in 1998. The decrease in other income was due to miscellaneous income associated with the Transactions, which did not recur in 1999.

Provision for Income Taxes

         The provision for income taxes increased to a benefit of $1.4 million in 1999 from a benefit of $0.6 million in 1998. This increase in the tax benefit was primarily due to the increase in the loss before taxes from $3.4 million in 1998 to $5.2 million in 1999.

Net Income (Loss)

         As a result of the above factors, the net loss for 1999 was $3.9 million compared to a net loss of $2.8 million for 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During 2000, the Company's primary sources of liquidity were cash flow from operations, borrowings under its secured credit facility and a portion of the net proceeds from the Offering. The Company's principal uses of liquidity are to fund operations, meet debt service requirements and finance the Company's planned capital expenditures.

Cash Flow from Operations

         The Company's cash flows from its operations are influenced by selling prices of its products, the volume of products sold and raw materials costs. The Company's cash flows are subject to wide fluctuation due to market supply factors driven by imports and other domestic market forces. Historically, the Company's silicon metal business has experienced price fluctuations principally due to the competitive nature of two of its markets, the primary and secondary aluminum markets. In 1998, additional domestic production capacity was added by two competitors at a time when demand was not growing at historical rates. This additional capacity created an over supply of silicon metal in the domestic markets. This excess supply brought about significant price decreases in all aluminum markets in which the Company competes. In 2000, the excess supply spilled over into the markets for the Company's chemical grade silicon metal. Historically, the Company's microsilica business has been affected by the developing nature of the markets for this product.

         Cash and cash equivalents were $1.0 million, $9.8 million, and $14.7 million at December 31, 2000, 1999, and 1998, respectively. The decrease in cash in 2000 is the result of a significant decrease in the Company's operating income coupled with a significant increase in its finished goods inventory. The increase in inventory resulted from improved production efficiencies achieved by the Company coupled with orders postponed by customers from 2000 until 2001. By the end of January 2001, these postponed orders had been shipped. The decrease in cash in 1999 was solely the result of the classification of $6.4 million as restricted cash on the Company's balance sheet. This classification results from a January 2000 amendment to the Company's loan agreement with Bank of America wherein the bank required the Company to post cash collateral for a letter of credit issued by the bank. This letter of credit was issued by the bank to support $6.0 million of Industrial Revenue Bonds ("IRB's") issued by the Company in 1995.

         Depreciation and amortization for 2000 totaled $6.4 million, compared to $6.4 million for 1999 and $5.0 million for 1998. The increase in 1999 resulted from the timing of the Transactions in 1998-1999 included a full year of depreciation and amortization related to the Transactions.

         In 2000, net cash used by operating activities was $7.2 million, while in 1999 and 1998, net cash provided by operating activities was $3.5 million and $0.5 million, respectively. The significant decrease in 2000 resulted from the Company's larger net loss coupled with a large increase in finished goods inventories and a slight increase in accounts receivable. In 2000, 1999, and 1998, net cash used in investing activities was $1.8 million, $2.0 million, and $3.9 million, respectively. In 2000, capital spending was $2.5 million. In 2000, the Company wrote-off $654,000 of amounts previously capitalized in connection with the fourth smelting furnace. For all years, the changes primarily reflect different levels of capital spending. In 2000, 1999 and 1998, net cash provided by financing activities was approximately $114,000, $(6.4) million, and $(28,000), respectively. In 2000 and 1998, there was no significant financing activity. In 1999, the increase was due to the restriction of $6.4 million in cash.

Credit Agreements

         On March 31, 1998, in connection with the acquisition of the Company by Holdings, the Company entered into a Credit Agreement with NationsBank, N.A. (now Bank of America). The Bank of America Credit Facility provided revolving borrowings and letters of credit in an aggregate principal amount of $15.0 million. At December 31, 2000, the Company had no borrowings outstanding under the Bank of America Credit Facility, but was using $6.1 million for a letter of credit supporting the Company's $6.0 million IRB's. There were no other borrowings under the Bank of America Credit Facility at that time. The letter of credit is fully cash collateralized. The Bank of America Credit Facility contained a number of financial covenants with respect to the Company's interest coverage, net leverage, and EBITDA.

         As a result of lower prices for products sold to the aluminum industry and lower sales of the Company's products in the fourth quarter of 2000, the Company was unable to satisfy these financial covenants as of December 31, 2000, which could have resulted in a subsequent default of the Credit Agreement. On or about January 12, 2001, Bank of America notified the Company that it would waive any default triggered by the Company's inability to satisfy the financial covenants. In exchange for such waiver, Bank of America asked that Simcala agree to replace the Bank of America Credit Facility with a reimbursement agreement (the "Reimbursement Agreement") governing the letter of credit. Subject to the condition that the letter of credit remain fully cash collateralized, Bank of America has agreed to renew the letter of credit for one year.

         Bank of America and the Company entered into the Reimbursement Agreement as of January 12, 2001. Under the Reimbursement Agreement, Simcala will not have access to the additional $8.9 million of credit previously available under the Bank of America Credit Facility. Subsequent to the replacement of the Bank of America Credit Facility, the Company entered negotiations with CIT Business Credit ("CIT") for a new credit facility. CIT has approved a $10.0 million revolving credit facility (the "CIT Credit Facility") to the Company, for which documentation is pending. Availability of funds under the CIT Credit Facility will be based on the values of eligible accounts receivable and eligible inventory of the Company. The CIT Credit Facility will be used to fund working capital needs, operating expenses, and general corporate purposes.

The Notes

         Ongoing interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $75.0 million borrowed under the Notes, the Company will be required to make semiannual interest payments of approximately $3.6 million over the life of the Notes.

         In connection with the Company's IRB Financing, the Company has agreed to pay the principal of, premium, if any, and interest on, the IRBs, which mature on December 1, 2019. Interest on the IRBs, which is payable monthly, currently accrues at a rate which resets every seven days as determined by Merchant Capital, L.L.C., the remarketing agent for the IRB Financing. Merchant Capital evaluates certain factors, including, among others, market interest rates for comparable securities, other financial market rates and indices, general financial market conditions, the credit standing of the Company and the bank issuing the letter of credit, which provides credit support for the IRBs, and other relevant facts regarding the Facility. However, interest borne by the IRBs cannot exceed the lower of 15% per annum and the maximum rate per annum specified in any letter of credit which provides credit support for the IRBs. As of December 31, 2000, interest on the IRBs accrued at a rate equal to approximately 6.7% per annum.

Capital Resources

         With respect to ongoing capital spending, the Company expects to spend approximately $2.5 million to $3.0 million annually to properly maintain its furnaces and other production facilities. The Facility presently contains three identical 20 megawatt submerged-arc electric furnaces with an annual capacity of 36,000 metric tons of silicon metal and 16,000 metric ton of microsilica. The Company has recently decided not to pursue its plan to construct a fourth furnace, in light of declining market prices and improved production efficiencies.

         As part of its original strategy to build a fourth furnace, the Company had allocated the volume to be produced by the fourth smelting furnace under the Supply Agreement. Due to the Company's improved operating efficiencies, as well as poor market conditions, Dow Corning and the Company have mutually agreed that construction of the fourth furnace is no longer necessary. As of January 30, 2001, Dow Corning has waived the requirement that Simcala begin construction on the furnace, and has agreed to amend certain provisions of the Supply Agreement that were related to the construction of the fourth furnace. In the fourth quarter, the Company recorded a write-off of $654,147, representing certain costs of preliminary work completed in connection with the proposed fourth furnace, which were previously capitalized.

Loan Covenants

         The agreement governing the CIT Credit Facility, once completed, together with the indenture governing the Notes (the "Indenture"), will likely limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the CIT Credit Agreement, among other things, may restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in acquisitions or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in the Indenture governing the Notes also impose restrictions on the operation of the Company's business.

         The Indenture contains a limitation on the ability of the Company and its subsidiaries to incur indebtedness. This limitation is tied, in part, to the Company's "Fixed Charge Coverage Ratio." For any period, the Fixed Charge Coverage Ratio generally consists of the ratio of (x) the Company's consolidated net income during such period (subject to certain adjustments), to (y) certain fixed charges (generally determined on a consolidated basis) during such period. The Indenture provides that the Company will not, and will not permit its subsidiaries to, incur "Indebtedness" or issue "Disqualified Stock," subject to the following exceptions. The Company may incur any amount of Indebtedness or issue any amount of Disqualified Stock if, during its most recently ended four fiscal quarters for which internal financial statements are available immediately prior to such incurrence or issuance, the Company's Fixed Charge Coverage Ratio would have been at least (A) 2.0 to 1 on or prior to April 15, 2000, and (B) 2.25 to 1 after April 15, 2000 (determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if the additional Indebtedness or Disqualified Stock had been incurred or issued, as the case may be, at the beginning of such four-quarter period). If the Company's Fixed Charge Coverage Ratio does not meet these levels (i.e., the ratio is less than 2.0 to 1 and 2.25 to 1 for the periods indicated, respectively), the Company and its subsidiaries may only incur certain types of indebtedness. As of December 31, 2000, the Fixed Charge Coverage Ratio for the most recently ended four fiscal quarter period would have been less than 2.0 to 1, on a pro forma basis.

         Revenue Recognition - In December, 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. ("SAB") 101, Revenue Recognition in Financial Statements. SAB 101, as amended by SAB's 101A and 101B, provides guidance in applying accounting principles generally accepted in the United States of America ("GAAP") to revenue recognition in financial statements. SAB 101 was effective on October 1, 2000. The Company recognizes revenue on all product sales upon delivery. At this point, persuasive evidence of a sale arrangement exists, delivery has occurred, the Company's price to the buyer is fixed, and collectibility of the associated receivable is reasonably assured. The adoption of SAB 101 had no material impact on the Company's 2000 financial position or results of operations.

         New Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 (as amended by SFAS' 137 and 138) was effective January 1, 2001, SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company realize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company's adoption of SFAS 133 on January 1, 2001 had no impact on its financial position or results of operations, as the Company has no derivative instruments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All financial instruments and positions held by the Company are held for purposes other than trading.

         The fair value of the Company's long-term debt and capital leases is affected by changes in interest rates. The carrying value of the Company's long-term debt and capital leases was established on March 31, 1998. The following presents the sensitivity of the fair value of the Company's long-term debt and capital leases to a hypothetical 10% decrease in interest rates as of December 31, 2000, 1999, and 1998.

                                                                                            HYPOTHETICAL
                                                      CARRYING              FAIR            INCREASE IN
                                                       VALUE              VALUE(A)          FAIR VALUE(B)
2000
Long-term debt and capital leases, including
  current portion                                    $81,020,068         $34,345,068         $37,492,290
                                                     ===========         ===========         ===========
1999
Long-term debt and capital leases, including
  current portion                                    $81,061,644         $64,261,644         $69,094,977
                                                     ===========         ===========         ===========
1998
Long-term debt and capital leases, including
  current portion                                    $81,106,845         $70,081,845         $76,081,846
                                                     ===========         ===========         ===========


(a)      Based on quoted market prices for these or similar items.

(b)      Calculated based on the change in discounted cash flow.

RISK FACTORS

Significant Leverage and Debt Service

         The Company has significant outstanding indebtedness and is significantly leveraged. As of December 31, 2000, the Company had approximately $82.6 million of indebtedness outstanding, consisting primarily of $75 million borrowed under the Notes and $6.1 million of secured indebtedness reserved under the Bank of America Credit Facility to support an approximately $6.1 million letter of credit issued thereunder.

         The degree to which the Company is leveraged as a result of the Transactions could have important consequences to the Company, including, but not limited to, (i) increasing the Company's vulnerability to adverse general economic and industry conditions, (ii) limiting the Company's ability to obtain additional financing for future capital expenditures, general corporate or other purposes, (iii) requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, indebtedness, thereby reducing the funds available for operations and future business opportunities, (iv) limiting the Company's flexibility in reacting to changes in its business and the industry and (v) placing the Company at a competitive disadvantage vis-a-vis less leveraged competitors. In addition, the Indenture contains, and the CIT Credit Facility will likely contain, financial and other restrictive covenants that limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company. In addition, the degree to which the Company is leveraged could prevent it from repurchasing all of the Notes tendered to it upon the occurrence of a change of control.

         There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the CIT Credit Facility, once completed, in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to satisfy its other liquidity needs. In addition, the Company may need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Restrictive Covenants

         The Indenture contains, and the CIT Credit Facility will likely contain, numerous restrictive covenants which limit, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to pay dividends or make other restricted payments, to make investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets to, or merge or consolidate with, another entity. The CIT Credit Facility may also contain a number of financial covenants that require the Company to meet certain financial ratios and tests and provides that a "change of control" constitutes an event of default thereunder. A failure to comply with the obligations contained in the CIT Credit Facility or the Indenture, if not cured or waived, could permit acceleration of the related indebtedness and the acceleration of indebtedness under other instruments of the Company that contain cross-acceleration or cross-default provisions. Upon the occurrence of an event of default under the CIT Credit Facility, the lenders thereunder would be entitled to exercise the remedies available to a secured creditor under applicable law. If the Company were obligated to repay all or a significant portion of its indebtedness, there can be no assurance that it would have sufficient cash to do so or that it could successfully refinance such indebtedness. In addition, other indebtedness that the Company may incur in the future, including under the CIT Credit Facility, may contain financial or other covenants more restrictive than those contained in the Bank of America Credit Facility or the Indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Importance of Key Customers

         Certain of the Company's customers are material to its business and operations. In 2000, Dow Corning accounted for approximately $22.8 million, or approximately 49%, of net sales, Wabash Alloys accounted for approximately $14.4 million, or approximately 31%, of net sales, and Alcan accounted for approximately $4.4 million, or approximately 9%, of net sales. In 2000, the Company's five largest customers accounted for approximately $43.1 million, or approximately 89%, of net sales. Dow Corning is currently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code.

         The Company's prospects depend on the success of its customers, as well as its customers' retention of the Company as a significant supplier of silicon metal. A significant part of the Company's business strategy is directed toward strengthening its relationships with its major customers that purchase chemical grade silicon metal, such as Dow Corning. The loss of any major customer, or a significant reduction of the Company's business with any of them, would have a material adverse effect on the Company. See "-- Competition."

Impairment of Goodwill

         The Company suffered an operating loss for the fiscal year ended December 31, 2000. Future operating results may fluctuate or continue to decline as a result of a number of factors, including, but not limited to, a decrease in prices resulting from an oversupply of silicon metal in the market, possible increased labor costs resulting from any new agreement with the USWA, potential increases in the costs of the Company's supplies and raw materials, or increases in expenses related to the Company's debt service. In the event that any one of these factors, or a combination of them, has a material adverse effect on the Company's future operations, the Company may determine that the carrying amount of goodwill may not be recoverable.

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

Competition

         The silicon metal manufacturing industry is highly competitive. A number of the Company's competitors are significantly larger and have greater financial resources than the Company. In addition, certain of the Company's major customers have, in the past, manufactured silicon metal for their own use, thereby reducing their need to purchase silicon metal from suppliers such as the Company. The resumption of silicon metal manufacturing by one or more of these major customers would thus reduce the quantity of silicon metal purchased from the Company and could have a material adverse effect on the Company. There can be no assurance that the Company will be able to continue to compete successfully in silicon metal manufacturing or that the Company will maintain or increase its sales of chemical grade and specialty aluminum grade silicon metal. See Item 1, "Business -- Competition."

Anti-Dumping Duties on Foreign Competitors' Products

         In 1990 and 1991, domestic producers of silicon metal successfully prosecuted anti-dumping actions against traded imports of silicon metal from the People's Republic of China (the "PRC"), Brazil and Argentina. These actions were brought under the antidumping provisions of the Tariff Act of 1930, as amended. Under that statute, an anti-dumping duty order may be issued if a domestic industry establishes in proceedings before the U.S. Department of Commerce and the U.S. International Trade Commission that imports from the country (or countries) covered by the action(s) are being sold at less than normal value and are causing material injury or threat of such injury to the domestic industry. An anti-dumping duty order requires special duties to be imposed in the amount of the margin of dumping (i.e., the percentage difference between the United States price for the goods received by the foreign producer or exporter and the normal value of the merchandise).

         Once an order is in place, each year foreign producers, importers, domestic producers and other interested parties may request a new investigation (or "administrative review") to determine the margin of dumping during the immediately preceding year. The rates calculated in these administrative reviews (or the existing rates if no review is requested) are used to assess anti-dumping duties on imports during the review period and to collect cash deposits on future imports. An administrative review covering five Brazilian producers and a review covering two PRC exporters are now in progress. The rates established in these reviews and in future reviews will depend upon the prices and costs during the periods covered by the reviews, the methodologies applied, and other factors. Anti-dumping orders duty remain in effect until they are revoked. In order for an individual producer or exporter to qualify for revocation of an anti-dumping duty order, the United States Department of Commerce must conclude that the producer or exporter has sold the merchandise at not less than normal value for a period of at least three consecutive years and is not likely to sell the merchandise at less than normal value in the future. Anti-dumping orders may also be revoked as a result of periodic "sunset reviews." In early February of 2000, the International Trade Commission decided to conduct a full, rather than an expedited, review of the antidumping orders pertaining to US imports of silicon from Argentina, Brazil and the PRC. The full review was completed in December 2000. As a result of the reviews, the ITC's commissioners voted to keep the anti-dumping duty orders on imports from Brazil and the PRC. The commissioners however, voted to lift the anti-dumping duty orders on imports from Argentina.

         The domestic silicon metal industry has aggressively sought to maintain effective relief under the antidumping orders by actively participating in administrative reviews, appeals and circumvention proceedings. Although these efforts have been successful in protecting the industry from dumped imports from the countries covered by the orders, one or more of such anti-dumping duty orders may be revoked or effective duty rates may not continue to be imposed. See Item 1, "Business -- Environmental and Regulatory Matters -- Anti-Dumping Duties on Foreign Competitors' Products."

Environmental Laws and Regulations

         The Company is subject to extensive federal, state and local environmental laws and regulations governing the discharge, emission, storage, handling and disposal of a variety of substances and wastes used in or resulting from the Company's operations. There can be no assurance that environmental laws or regulations (or the interpretation of existing laws or regulations) will not become more stringent in the future, that the Company will not incur substantial costs in the future to comply with such requirements, or that the Company will not discover currently unknown environmental problems or conditions. Any such event could have a material adverse effect on the Company. See Item 1, "Business -- Environmental and Regulatory Matters -- Environmental."

Dependence on Key Personnel

         The Company's operations are dependent, to a significant extent, on the continued employment of each Senior Manager. If these employees of the Company become unable to continue in their respective roles, or if the Company is unable to attract and retain other skilled employees, the Company's results of operations and financial condition could be adversely effected.

Impact of Inflation

         The Company has not experienced any material adverse effects on operations in recent years because of inflation, though margins can be affected by inflationary conditions. The Company's primary cost components include electricity, carbon electrodes, quartz, coal, charcoal, wood chips, and labor, which are susceptible to domestic inflationary pressures. While the Company has generally been successful in passing on cost increases through price adjustments, the effect of market price competition and under-utilized industry capacity could limit the Company's ability to adjust pricing in the future.

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

ITEM 7(A).QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures about Market Risk."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements in Part IV and Item 14(a)(1) of this report are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND OFFICERS OF THE COMPANY

         Set forth below are the names and positions of the directors, officers and significant employees of the Company.


                         NAME                  AGE                      POSITION
             ---------------------------       ---      -----------------------------------------------
             C. Edward Boardwine........        54      President, Chief Executive Officer and Director
             Dwight L. Goff.............        46      Executive Vice President
             R. Myles Cowan, II.........        49      Chief Financial Officer
             W. Edward Boardwine........        29      Plant Manager
             Roger Hall.................        59      Superintendent of Engineering and Maintenance
             Mark V. Lough..............        42      Technical & Operations Manager
             Linda L. Kelley............        51      Controller
             Edwin A. Wahlen, Jr........        53      Director
             William A. Davies..........        55      Director
             James A. O'Donnell.........        48      Director

         C. EDWARD BOARDWINE has been the President and Chief Executive Officer of the Company since February 1995. Prior to joining the Company, he was Vice President-- Silicon Metal Division of Elkem ASA, a ferroalloy and silicon metal manufacturer based in Oslo, Norway, since July 1990. Mr. Boardwine has been a director of the Company since March 31, 1998. Mr. Boardwine is the father of W. Edward Boardwine, the Plant Manager for the Company.

         DWIGHT L. GOFF has been the Executive Vice President of the Company since March 31, 1998. Prior to that he served as the Company's Vice President since February 1995. Prior to joining the Company, he was President of Elkem Materials Inc., a microsilica marketing company, since November 1989. In addition, from June 1989 until February 1995, Mr. Goff was the Division Controller for the Silicon Metal Division of Elkem Metals, a ferroalloy manufacturer.

         R. MYLES COWAN, II has been the Chief Financial Officer of the Company since the Acquisition. Prior to that time, he was Vice President -- Finance of the Predecessor since October 1995. Prior to joining the Company, he was employed by the Thermal Components Group, a division of Insilco Corporation, a diversified manufacturing company, since October 1990, most recently as its Director of Business Planning. Mr. Cowan filed a voluntary petition under Chapter 7 of the Bankruptcy Code in December 1995, and the case resulting therefrom was discharged in April 1996.

         W. EDWARD BOARDWINE has been with the Company since 1996. Prior to being promoted to Plant Manager in December 2000, Mr. Boardwine held various positions with the Company such as Maintenance Supervisor, Plant Engineer, and Superintendent of Engineering. He holds a B.S. degree in electrical engineering from Penn State University. Mr. Boardwine is the son of C. Edward Boardwine, the President and Chief Executive Officer of the Company.

         ROGER HALL has been the Superintendent of Engineering and Maintenance of the Company since February 1995. Prior thereto, he was employed in a similar capacity by SiMETCO at the Facility since May 1988.

         MARK V. LOUGH has been the Technical & Operations Manager for the Company since November 2000. Prior thereto, he served as Operations Manager of the Company since March 1999. Prior to joining the Company, he was employed as Operations Manager for the Millville, New Jersey plant of U. S. Silica since March 1997. Prior to that, he was employed as Operations Superintendent/Plant Manager at the Mill Creek, Oklahoma plant of U.S. Silica since August 1989.

         LINDA L. KELLEY has been the Controller of the Company since June 1997. Prior thereto, she was the Company's Assistant Controller since July 1996. Prior to joining the Company, she served as Corporate Controller for ITEC, Inc., an electronics manufacturer, where she had been employed since 1979.

         EDWIN A. WAHLEN, JR. is a member of CGW Southeast III, L.L.C., the general partner of CGW (the "General Partner"), and is jointly responsible for all major decisions of the General Partner. Mr. Wahlen is also a member of CGW Southeast Management III, L.L.C. (the "Management Company"), an affiliate of CGW. Mr. Wahlen has been a member of the General Partner, the Management Company or their affiliated entities for more than five years. Mr. Wahlen became a director of the Company on the Acquisition Date.

         WILLIAM A. DAVIES is a member of the General Partner, and is responsible for sourcing, structuring and negotiating transactions, participating in strategic planning with members of management of various CGW portfolio companies to increase value and manage exit strategies. Mr. Davies has been a member of the General Partner or an employee of affiliates of the General Partner for more than five years. Mr. Davies became a director of the Company on the Acquisition Date and is also a director of several other private companies with which CGW is associated.

         JAMES A. O'DONNELL has been a member of the General Partner since 1995, and is responsible for sourcing, structuring and negotiating transactions, participating in strategic planning with members of management of various CGW portfolio companies to increase value and manage exit strategies. Mr. O'Donnell has been a general partner of Sherry Lane Partners, a private equity investment firm based in Dallas, Texas since 1992. Also, Mr. O'Donnell has been a general partner of O'Donnell & Masur, a private equity investment firm based in Dallas, Texas, since 1989. He is a director of Bestway Rental, Inc. and several private companies with which CGW is associated. Mr. O'Donnell became a director of the Company on the Acquisition Date.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation earned during the years ended December 31, 2000, 1999 and 1998 by the Chief Executive Officer of the Company and each other executive officer of the Company who served as such at December 31, 2000 and whose total salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"). The Company did not grant any stock appreciation rights or make any long-term incentive plan payouts during the periods shown.

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                                                    -------------------------     -------------------------------------------
                                                                                         AWARDS
                                                                                       SECURITIES                ALL OTHER
        NAME AND PRINCIPAL POSITION         YEAR     SALARY($)     BONUS($)       UNDERLYING OPTIONS(#)       COMPENSATION($)
   -----------------------------------     ------   -----------  ------------     ---------------------      ----------------

   C. Edward Boardwine,                     2000     214,319             --                 --                    12,003(1)
   President and Chief Executive Officer    1999     214,120         44,882                 --                    10,091(2)
                                            1998     197 310         75,768                109                 1,186,769(3)


   Dwight L. Goff,                          2000     127,852             --                 --                     1,735
   Executive Vice President                 1999     112,442         18,974                 --                        --
                                            1998      97,423         33,776                 --                   196,250(4)



   R. Myles Cowan, II,                      2000      98,441             --                 --                     1,708
   Chief Financial Officer                  1999      99,614         17,077                 --                        --
                                            1998      88,196         29,527                 --                   196,250(5)


- --------------


(1) Includes $10,031 for premiums paid by the Company with respect to a split-dollar life insurance policy for Mr. Boardwine.
(2) Includes $8,786 for premiums paid by the Company with respect to a split-dollar life insurance policy for Mr. Boardwine.
(3) Includes $9,274 for premiums paid by the Company with respect to a split-dollar life insurance policy for Mr. Boardwine and $1,177,495 with respect to a one-time bonus paid in connection with the Acquisition.
(4)      Reflects a one-time bonus paid in connection with the Acquisition.

EMPLOYMENT AGREEMENTS

         The Company has an employment agreement (collectively, the "Employment Agreements") with each Senior Manager (previously defined herein as Messrs. Boardwine, Goff and Cowan) for a term expiring on the fifth anniversary of the Acquisition Date. The Company has the right to terminate the Employment Agreements at any time prior to their scheduled expiration upon thirty (30) days written notice. However, if a Senior Manager is terminated other than for cause, whether pursuant to such Senior Manager's Employment Agreement or following the termination or expiration of the term of such Employment Agreement, such Senior Manager will receive, in addition to earned salary and bonus, a severance payment equal to 12 months of his base salary. If a Senior Manager is terminated for cause, death or disability, or upon the voluntary termination by such Senior Manager of his employment under such Senior Manager's Employment Agreement, such Senior Manager will receive only earned salary and, in the case of termination due to death or disability, bonus due as of the date of termination. The Employment Agreements also contain non-competition, non-solicitation and confidentiality provisions.

         Mr. Boardwine's Employment Agreement provides for a base salary of $205,000, Mr. Goff's Employment Agreement provides for a base salary of $100,000. Mr. Cowan's Employment Agreement provides for a base salary of $90,000. Mr. Boardwine is eligible to receive a bonus of up to 75% of his base salary, while Messrs. Goff and Cowan are eligible to receive a bonus of up to 65% of their respective base salaries. Half of the bonus available to the Senior Managers is awarded based upon earnings of the Company (subject to certain adjustments) if certain performance targets of the Company are reached. The other half of the bonus is awarded to each Senior Manager at the discretion of the Company's Board of Directors. The amount of any discretionary bonus awarded is based primarily on the performance of the Company and whether and to what extent it achieves or exceeds its annual budget.

STOCK INCENTIVE PLAN

         Holdings has adopted a Stock Incentive Plan (the "Plan") pursuant to which options (the "Options") to purchase up to 8,000 shares of the capital stock of Holdings (the "Holdings Stock") may be granted to the Senior Management or other employees selected for participation in the Plan by the Compensation Committee of the Company's Board of Directors. Upon the closing of the Acquisition, Messrs. Boardwine, Goff and Cowan were issued Options to acquire 2,046, 512 and 512 shares, respectively, of Holdings Stock. The Options are subject to a five-year vesting period and the Options issued on the Acquisition Date are exercisable at an initial price per share of $1,000. The Options will immediately and fully vest in the event of a merger or consolidation of Holdings with, or the sale of substantially all of the assets or stock of Holdings to, any person other than CGW or a CGW affiliate. The term of the Options expires ten years from the date of grant. The Plan also provides for other equity-based forms of incentive compensation in addition to the Options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Holdings owns 100% of the issued and outstanding capital stock of the Company. The issued and outstanding Holdings Stock is owned 90.9% by CGW (79.8% on a fully diluted basis) and 9.1% by the Senior Management. Affiliated entities of each of Edwin A. Wahlen, Jr., William A. Davies and James A. O'Donnell are limited partners of CGW. See Item 10,"Directors and Executive Officers of the Registrant" and Item 13,"Certain Relationships and Related Transactions."

         The following table sets forth, as of March 1, 2001, certain additional information regarding the ownership of the Holdings Stock by: (i) each director of the Company; (ii) each executive officer of the Company; (iii) all directors and executive officers of the Company as a group; and (iv) each person known to the Company to be the beneficial owner of more than 5% of the Holdings Stock.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                                                                                               PERCENT OF ALL
                                                               NUMBER OF SHARES                HOLDINGS STOCK
                NAME OF STOCKHOLDER                         BENEFICIALLY OWNED(1)               OUTSTANDING
    -----------------------------------------------------   ---------------------               -----------


   CGW Southeast Partners III, L.P.(2)....................            20,000                       83.9%
      Edwin A. Wahlen, Jr.
      William A. Davies
      James A. O'Donnell

   C. Edward Boardwine(3).................................             2,883                       12.1%

   Dwight L. Goff.........................................               502                        2.1%

   R. Myles Cowan, II.....................................               457                        1.9%

   All directors and executive officers as a group (6
     Persons)(2)..........................................            23,842                        100%

- ---------------

(1) Includes 1,228, 307, and 307 shares of Holdings Stock which may be acquired upon the exercise of Options held by Messrs. Boardwine, Goff, and Cowan vested as of March 31, 2001. A total of 2,040, 512, and 512 options were granted to Messrs. Boardwine, Goff and Cowan, respectively, on the Acquisition Date.

(2) Messrs. Wahlen, Davies and O'Donnell may be deemed to beneficially own the shares of Holdings Stock held of record by CGW because they are members of the General Partner and may therefore be deemed to share voting and investment power with respect to such shares. The business address of CGW and Messrs. Wahlen, Davies and O'Donnell is 12 Piedmont Center, Suite 210, Atlanta, Georgia 30305.

(3) The business address for Messrs. Boardwine, Goff, and Cowan is SIMCALA, Inc., 1940 Ohio Ferro Road, Mt. Meigs, Alabama 36057.

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

         In addition, the Shareholders Agreement grants to the Senior Managers pre-emptive rights, exercisable pro rata in accordance with their respective ownership of Holdings Stock, to purchase shares or equity securities of Holdings (other than shares of capital stock issued upon exercise of options, rights, awards or grants pursuant to the Plan). The Shareholders Agreement also provides for certain co-sale rights of the Senior Managers in the event CGW elects to sell all or a portion of its shares of Holdings Stock and co-sale obligations of the Senior Managers in the event of a sale of Holdings or its subsidiaries (including the Company). Holdings has a right of first refusal in connection with any proposed sale by any Senior Manager of his investment in Holdings.

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

TRANSACTIONS WITH CGW, ITS AFFILIATES AND CERTAIN STOCKHOLDERS

         On the Acquisition Date, the General Partner entered into a consulting agreement (the "Consulting Agreement") with the Company whereby the Company pays the General Partner a monthly retainer fee of $15,000 for financial and management consulting services. The General Partner may also receive additional compensation if approved by the Board of Directors of the Company at the end of each fiscal year of the Company, based upon the overall performance of the Company. The Company paid the General Partner additional compensation in the amount of $22,000 in 1998. No such additional payments were made in 1999 or 2000. The Consulting Agreement expires five years from the Acquisition Date. On the Acquisition Date, the General Partner delegated its rights and obligations under the Consulting Agreement to the Management Company, an affiliate of CGW. On the Acquisition Date, the Company also paid to the Management Company an investment banking fee of $1.35 million for its services in assisting the Company in structuring and negotiating the Transactions.

         Messrs. Wahlen, Davies and O'Donnell are each a director of the Company and a member of the General Partner. Mr. Wahlen is also a member of the Management Company.

CONTRACT FOR CLEANING OF SILICON METAL

         During 2000, the Company entered into a contract with Rhodes Metals for the cleaning of silicon metal. Rhodes Metals was selected as the vendor after another party who previously bid on the services proved unable to provide service to the Company. Norman Rhodes, the President of Rhodes Metals, is the brother-in-law of C. Edward Boardwine, our President and Chief Executive Officer. The total value of services provided by Rhodes Metals to the Company during 2000 was approximately $200,000.

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

         The following financial statements of SIMCALA, Inc., incorporated by reference into Item 8, are attached hereto:

Independent Auditors' Reports


Balance Sheets as of December 31, 2000, December 31, 1999, and December 31, 1998

Statements of Operations for the years ended December 31, 2000 and December 31, 1999, the nine months ended December 31, 1998, and the three months ended
March 31, 1998

Statements of Changes in Shareholders' Equity for the years ended December 31, 2000 and December 31, 1999, the nine months ended December 31, 1998, and the three months ended March 31, 1998

Statements of Cash Flows for the years ended December 31, 2000 and December 31, 1999, the nine months ended December 31, 1998, and the three months ended
March 31, 1998

Notes to Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES

         All schedules have been omitted, as they are not required under the related instructions or are inapplicable, or because the information required is included in the consolidated financial statements.

         3.       EXHIBITS

         The exhibits indicated below are either included or incorporated by reference herein, as indicated.

   EXHIBIT
   NUMBER                                        DESCRIPTION
   -------           --------------------------------------------------------------------------
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

   10.19             Supply Agreement, dated January 1, 2000, between UCAR Carbon Company, Inc.
                     and SIMCALA, Inc. *

   10.20             Supply Agreement for the Supply of Silicon Metal between Simcala, Inc. and
                     Alcan Aluminum Ltd., dated August 8, 2000 (incorporated by reference from
                     Exhibit 10.20 to the Registrants Quarterly Report on Form 10-Q for the
                     quarter ended September 30, 2000.)*

   10.21             Reimbursement Agreement dated as of January 12, 2001 between Simcala, Inc.
                     and Bank of America, N.A.  ***

   10.22             Revised Supply Agreement dated as of January 1, 2001 between Simcala, Inc.
                     and Dow Corning Corporation.**,***

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

- ---------------

* Confidential treatment has been granted by the Securities and Exchange Commission (the "Commission") for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act.

** Certain portions of this Exhibit have been deleted and confidentially filed with the Commission pursuant to a confidential treatment request under Rule 406 under the Securities Act.

***      Filed Herewith

(B)      REPORTS ON FORM 8-K

         None.

(C)      EXHIBITS

         See Item 14(a)(3) above.

(D)      FINANCIAL STATEMENT SCHEDULES

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2001.

                                     SIMCALA, INC.

                                     BY:      /s/ William A. Davies
                                         ---------------------------------------
                                          William A. Davies
                                          Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 2, 2001.

      SIGNATURE                                              TITLE
      ---------                                              -----

  /s/ William A. Davies
- ---------------------------                 Chairman of the Board
  William A. Davies

 /s/ C. Edward Boardwine
- ---------------------------                 President, Chief Executive Officer and Director
 C. Edward Boardwine

   /s/ Dwight L. Goff
- ---------------------------                 Executive Vice President
    Dwight L. Goff

 /s/ R. Myles Cowan, II
- ---------------------------                 Chief Financial Officer (Principal Accounting and
  R. Myles Cowan, II                        Financial Officer)

/s/ Edwin A. Wahlen, Jr.
- ---------------------------                 Director
 Edwin A. Wahlen, Jr.

 /s/ James A. O'Donnell
- ---------------------------                 Director
  James A. O'Donnell

                                  SIMCALA, Inc.

                          Index to Financial Statements




                                                                                                        PAGE
                                                                                                        ----


Independent Auditors' Report.................................................................           F-1

Balance Sheets as of December 31, 2000 and December 31, 1999.................................           F-2

Statements of Operations for the years ended December 31, 2000, December 31,
1999, the nine months ended December 31, 1998, and the three months ended
March 31, 1998...............................................................................           F-3

Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, December 31,
1999, the nine months ended December 31, 1998 and the three months ended
March 31, 1998...............................................................................           F-4

Statements of Cash Flows for the years ended December 31, 2000, December 31, 1999, the nine months
ended December 31, 1998, and the three months ended March 31, 1998...........................           F-5

Notes to Financial Statements................................................................           F-7






     All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the financial statements.

INDEPENDENT AUDITORS' REPORT


Board of Directors
SIMCALA, Inc.

We have audited the accompanying balance sheets of SIMCALA, Inc. (the "Company") as of December 31, 2000 and 1999 and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and for the nine months in the period ended December 31, 1998. We have also audited the accompanying statements of operations, changes in shareholders' equity, and cash flows for the Predecessor (Note 1) for the three months ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, the nine months ended December 31, 1998, and the three months ended March 31, 1998 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP


Atlanta, Georgia
March 20, 2001

SIMCALA, INC.

BALANCE SHEETS
- --------------------------------------------------------------------------------


                                                                     DECEMBER 31,           DECEMBER 31,
                                                                         2000                  1999
                                                                    -------------         -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $     989,201         $   9,819,378
  Accounts receivable                                                   5,318,822             5,016,002
  Inventories                                                           7,862,051             2,561,105
  Other current assets                                                    435,741               284,172

        Total current assets                                           14,605,815            17,680,657

RESTRICTED CASH                                                         6,214,883             6,370,775

PROPERTY, PLANT, AND EQUIPMENT:

  Land, building, and improvements                                      2,288,506             1,720,075
  Machinery and equipment, furniture and fixtures                      54,666,202            55,299,789
  Construction in-progress                                              2,556,810               720,483
                                                                    -------------         -------------

                                                                       59,511,518            57,740,347

    Accumulated depreciation and amortization                         (11,666,262)           (7,259,635)
                                                                    -------------         -------------

        Property, plant, and equipment, net                            47,845,256            50,480,712



INTANGIBLE ASSETS (net of accumulated amortization
of $5,647,715 and $3,583,705 in 2000 and 1999, respectively)           34,613,617            36,677,627
                                                                    -------------         -------------


                                                                    $ 103,279,571         $ 111,209,771
                                                                    =============         =============


                                                                 DECEMBER 31,          DECEMBER 31,
                                                                    2000                   1999
                                                                -------------         -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $   4,567,595         $   4,195,134
  Accrued interest payable                                          1,548,441             1,566,331
  Accrued expenses                                                    724,603               729,198
  Current portion of long-term debt                                    13,038                41,689

         Total current liabilities                                  6,853,677             6,532,352

LONG-TERM DEBT                                                     81,007,030            81,019,955

DEFERRED INCOME TAXES                                               8,453,688            10,925,499
                                                                -------------         -------------

      Total liabilities                                            96,314,395            98,477,806


COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
  Common stock, 20,000 shares authorized - 10,899 shares
    issued and outstanding, par value $.01                                109                   109
  Additional paid-in capital                                       18,806,891            18,806,891
  Accumulated deficit                                             (11,841,824)           (6,075,035)
                                                                -------------         -------------


      Total shareholders' equity                                    6,965,176            12,731,965
                                                                -------------         -------------


                                                                $ 103,279,571         $ 111,209,771
                                                                =============         =============


See notes to financial statements.

SIMCALA, INC.

STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------

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


                                                           COMPANY                           PREDECESSOR
                                       --------------------------------------------------  ---------------
                                           YEAR              YEAR           NINE MONTHS      THREE MONTHS
                                          ENDED             ENDED             ENDED             ENDED
                                       DECEMBER 31,      DECEMBER 31,      DECEMBER 31,       MARCH 31,
                                           2000              1999              1998              1998
                                       ------------      ------------      ------------      ------------
NET SALES                              $ 47,097,099      $ 55,229,558      $ 40,802,907      $ 14,853,920

COST OF GOODS SOLD                       43,924,784        49,695,573        35,372,348        11,616,650
                                       ------------      ------------      ------------      ------------

      Gross profit                        3,172,315         5,533,985         5,430,559         3,237,270

SELLING AND ADMINISTRATIVE EXPENSE        4,006,665         3,410,311         2,881,899         3,870,218
                                       ------------      ------------      ------------      ------------

OPERATING (LOSS) INCOME                    (834,350)        2,123,674         2,548,660          (632,948)

INTEREST EXPENSE                          8,286,706         8,253,638         6,277,013           330,450

OTHER INCOME, NET                           882,606           914,738         1,013,611           282,272
                                       ------------      ------------      ------------      ------------

(LOSS) INCOME BEFORE BENEFIT
  FOR INCOME TAXES                       (8,238,450)       (5,215,226)       (2,714,742)         (681,126)

BENEFIT FOR INCOME TAXES                 (2,471,661)       (1,362,595)         (492,338)         (100,198)
                                       ------------      ------------      ------------      ------------

NET LOSS                               $ (5,766,789)     $ (3,852,631)     $ (2,222,404)     $   (580,928)
                                       ============      ============      ============      ============


See notes to financial statements.

SIMCALA, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------

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


                                                                                            RETAINED
                                                                         ADDITIONAL         EARNINGS
                                                          COMMON          PAID-IN         (ACCUMULATED
                                                          STOCK           CAPITAL            DEFICIT)           TOTAL
                                                          -----          ----------       ------------          -----
BALANCE - December 31, 1997                            $       100      $  2,250,189      $  6,025,383      $ 8,275,672

Net loss                                                                                      (580,928)        (580,928)

Tax benefit of exercise of
  stock options                                                            1,460,000                          1,460,000
Issuance of stock for exercise
  of options                                                     9           903,651                            903,660
                                                       -----------      ------------      ------------      -----------

BALANCE - March 31, 1998                               $       109      $  4,613,840      $  5,444,455      $10,058,404
                                                       ===========      ============      ============      ===========

=======================================================================================================================

Issuance of stock                                      $       109      $ 21,999,891                       $ 22,000,000
Carryover basis adjustment                                                (3,193,000)                        (3,193,000)
Net loss                                                                                   $(2,222,404)      (2,222,404)
                                                       -----------      ------------      ------------      -----------

BALANCE - December 31, 1998                                    109        18,806,891        (2,222,404)      16,584,596
  Net loss                                                                                  (3,852,631)      (3,852,631)
                                                       -----------      ------------      ------------      -----------

BALANCE - December 31, 1999                                    109        18,806,891        (6,075,035)      12,731,965
  Net loss                                                                                  (5,766,789)      (5,766,789)
                                                       -----------      ------------      ------------      -----------

BALANCE - December 31, 2000                            $       109      $ 18,806,891      $(11,841,824)     $ 6,965,176
                                                       ===========      ============      ============      ===========

See notes to financial statements.

SIMCALA, INC.

STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------------

On March, 31 1998, SAC Acquisition Corp. ("SAC") acquired all of the outstanding capital stock of the Company and on such date SAC was merged into the Company. The purchase method of accounting was used to record assets acquired and liabilities assumed. As a result of purchase accounting, the accompanying financial statements of the Company and the Predecessor are not comparable in all material respects since the financial states report results of operations and cash flows of these two separate entities.


                                                                                       COMPANY                          PREDECESSOR
                                                                      ---------------------------------------------   -------------
                                                                         Year             Year        Nine Months     Three Months
                                                                         Ended            Ended          Ended            Ended
                                                                      December 31,     December 31,    December 31,      March 31,
                                                                      ---------------------------------------------   -------------
                                                                           2000            1999           1998              1998

OPERATING ACTIVITIES:
  Net loss                                                              $(5,766,789)    $(3,852,631)    $(2,222,404)    $  (580,928)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Depreciation and amortization of property, plant, and equipment     4,406,628       4,285,496       2,974,138         447,674
      Amortization of intangible assets                                   2,064,010       2,049,843       1,533,761           9,229
      Debt discount                                                                                                          14,000
      (Decrease) increase in net deferred income tax liability           (2,471,811)     (1,365,945)       (492,338)        800,000
      Noncash stock option compensation                                                                                     903,680
      Change in assets and liabilities:
        Accounts receivable                                                (302,820)      1,110,284       2,497,277          20,824
        Other receivables                                                                                                (2,806,751)
        Inventories                                                      (5,300,946)        855,172        (545,377)       (206,968)
        Other assets                                                       (151,569)        (12,059)       (355,508)        202,831
        Accounts payable and accrued expenses                               349,976         473,056      (4,036,645)      2,364,754
                                                                        -----------     -----------     -----------     -----------

          Net cash (used in) provided by operating activities            (7,173,321)      3,543,216        (647,096)      1,168,345

INVESTING ACTIVITIES - Purchase of property, plant, and equipment        (1,771,170)     (1,960,651)     (2,690,822)     (1,184,422)

See notes to financial statements.

SIMCALA, INC.

- -------------------------------------------------------------------------------

                                                                                                                      PREDECESSOR
                                                             --------------------------------------------------       ------------
                                                                 YEAR              YEAR            NINE MONTHS        THREE MONTHS
                                                                ENDED             ENDED               ENDED               ENDED
                                                             DECEMBER 31,       DECEMBER 31,       DECEMBER 31,         MARCH 31,
                                                             ------------       ------------       ------------       ------------
                                                                 2000               1999               1998                1998
                                                             ------------       ------------       ------------       ------------
FINANCING ACTIVITIES:
  Decrease (increase) in restricted cash                          155,891         (6,370,775)
  (Repayments) borrowings of long-term debt, net                  (41,577)           (76,094)           (66,625)            39,085
  Additional long-term borrowings                                                     30,893
                                                             ------------       ------------       ------------       ------------

    Net cash provided by (used in) financing activities           114,314         (6,415,976)           (66,625)            39,085
                                                             ------------       ------------       ------------       ------------

(DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS                                    (8,830,177)        (4,833,411)        (3,404,543)            23,008

CASH AND CASH EQUIVALENTS:
  Beginning of period                                           9,819,378         14,652,789         18,057,332            634,877
                                                             ------------       ------------       ------------       ------------

  End of period                                              $    989,201       $  9,819,378       $ 14,652,789       $    657,885
                                                             ============       ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                 $  7,637,593       $  7,658,866       $  4,203,730       $    161,000
                                                             ============       ============       ============       ============

   Income taxes                                              $                  $                  $    125,000       $    112,000
                                                             ============       ============       ============       ============

See notes to financial statements.

SIMCALA, INC.

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000 AND 1999, FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, THE NINE MONTHS ENDED DECEMBER 31, 1998, AND THE THREE MONTHS ENDED MARCH 31, 1998



1.       ORGANIZATION AND OPERATIONS

         On March 31, 1998, SIMCALA Holdings, Inc. ("Holdings"), through its wholly owned subsidiary, SAC Acquisition Corp. ("SAC") purchased all of the outstanding common stock of SIMCALA, Inc. (the "Company"). On such date, SAC was merged into the Company (the "Acquisition"). Holdings and SAC conducted no significant business other than in connection with the Acquisition. The term "Predecessor" refers to the Company prior to the Acquisition.

         The Company is a producer of silicon metal for sale to the aluminum and silicones industries and operates in one business segment. The Company sells to primarily domestic customers in the metal industry. Credit is extended based on an evaluation of the customer's financial condition. During 2000, 1999, the nine months ended December 31, 1998 ("Nine Months"), and the three months ended March 31, 1998 ("Three Months"), three customers accounted for 49%, 31%, and 9%; 40%, 31%, and 10%; 40%, 15%, and 14%; and 40%, 21%, and 10% of net sales, respectively. At December 31, 2000 and 1999, these customers accounted for 32%, 34%, and 12%; and 43%, 27%, and 5%, respectively, of outstanding receivables. Substantially all of such receivable balances have been collected subsequent to each respective year end. The Company maintains credit insurance for all customer accounts receivable.

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
                                                          --------

                                                          $ 97,000
                                                          ========

         Accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on fair values at the acquisition date. The excess of the purchase price over the fair value of the identifiable net assets in the amount of $34.5 million has been classified as goodwill. Additionally, the effect of the carryover basis of senior management of $3.2 million has been considered in the allocation of the purchase price. The carryover basis adjustment results from the application of Emerging Issues Task Force Consensus No. ("EITF") 88-16, Basis in Leveraged Buyout Transactions, and is allocated to property, plant and equipment, and goodwill based upon the March 31, 1998 balances.

         The Acquisition was financed through the issuance of senior notes in the amount of $75,000,000 (Note 4) and contributed capital of $22,000,000. Senior Management had an 8% ownership interest in the Predecessor, and as a result of the Acquisition, has a 9% ownership interest in the Company. The sale of the Predecessor's stock, of which 92% was not owned by Senior Management, constituted a change in control of the Company.

         The financial statements included herein for the Three Months represent the Predecessor's results of operations and cash flows prior to the Acquisition and, consequently, are stated on the Predecessor's historical cost basis. The 2000, 1999, and Nine Months financial statements reflect the adjustments that were made to record the Acquisition. Accordingly, the financial statements of the Predecessor for the Three Months are not comparable in all material respects with the financial statements subsequent to the Acquisition. The most significant differences relate to amounts recorded for property, plant and equipment, goodwill, and debt which resulted in increased cost of sales, amortization, depreciation, and interest expense in 2000, 1999, and the Nine Months.

         The following unaudited pro forma financial data has been prepared assuming that the Acquisition was consummated on January 1, 1998. This pro forma financial data is not necessarily indicative of the operating results that would have occurred had the Acquisition been consummated on January 1, 1998.

                                                 THREE MONTHS
                                                    ENDED
                                                MARCH 31, 1998
         Net Sales                               $ 14,854,000
         Net Loss                                $ (2,377,000)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash Equivalents - The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

         Restricted Cash - The Company is required to provide cash collateral to support a $6,147,946 letter of credit backing the industrial development bonds (Note 4). This cash, plus interest paid thereon, is reflected as restricted cash on the accompanying balance sheet.

         Inventories - Inventories are stated at the lower of average cost or market.

         Property, Plant, and Equipment - Property, plant, and equipment are stated at cost. The Company provides for depreciation and amortization over the estimated useful lives of property, plant, and equipment by the straight-line method using the following useful lives (in years):

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

         It is the policy of the Company to capitalize expenditures for major renewals and betterments and to charge to operating expenses the cost of current maintenance and repairs. Interest costs associated with major property additions are capitalized while the projects are in the process of acquisition and construction. During 2000, 1999, the Nine Months, and the Three Months, the Company capitalized $164,597, $105,240, $93,094, and $0 of interest expense, respectively.

         Intangible Assets - Intangible assets consist of $34.5 million in goodwill, representing the excess of the cash consideration over the estimated fair market value of the net assets acquired in the Acquisition and $5.3 million in debt issuance costs. In 2000, 1999, the Nine Months, and the Three Months, the Company amortized $1,397,009, $1,382,842, $1,033,510, and $0, respectively, for goodwill, and $667,001, $667,001, $500,252, and $16,504, respectively, for debt issuance costs. Goodwill is being amortized over 25 years, and debt issue costs are being amortized as interest expense over eight years.

         Impairment - The Company reviews long-lived assets and goodwill for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable based on its expectation of undiscounted future cash flows associated with the operation of the assets. If impairment is indicated, any impairment losses are reported in the period in which the recognition criteria are first applied based on the difference between the carrying value and the fair value of the assets. Long-lived assets held for sale are carried at the lower of carrying amount or fair value, less costs to sell such assets. The Company discontinues depreciating assets held for sale at the time the decision to sell the assets is made. During 2000, the Company recorded a $654,148 impairment charge, included in cost of goods sold in the accompanying statement of operations, to write off previously capitalized costs to construct a fourth furnace.

         Stock-Based Compensation - Stock-based compensation is accounted for in accordance with Accounting Principles Board Opinion No. ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. ("SFAS") 123, Accounting for Stock-Based Compensation (Note 8).

         Revenue Recognition - In December, 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. ("SAB") 101, Revenue Recognition in Financial Statements. SAB 101, as amended by SAB's 101A and 101B, provides guidance in applying accounting principles generally accepted in the United States of America ("GAAP") to revenue recognition in financial statements. SAB 101 was effective on October 1, 2000. The Company recognizes revenue on all product sales upon delivery. At this point, persuasive evidence of a sale arrangement exists, delivery has occurred, the Company's price to the buyer is fixed, and collectibility of the associated receivable is reasonably assured. The adoption of SAB 101 had no material impact on the Company's 2000 financial position or results of operations.

         New Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 (as amended by SFAS' 137 and 138) was effective January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company realize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company's adoption of SFAS 133 on January 1, 2001 had no impact on its financial position or results of operations, as the Company has no derivative instruments.

         Reclassifications - Certain prior period amounts have been reclassified for comparative purposes.

3.       INVENTORIES

         Inventories consisted of the following as of December 31, 2000 and 1999:

                                                   2000               1999
                  Raw materials                 $   714,551       $ 1,143,075
                  Finished goods                  6,851,500         1,122,030
                  Supplies                          296,000           296,000
                                                -----------       -----------

                                                $ 7,862,051       $ 2,561,105
                                                ===========       ===========

4.       LONG-TERM DEBT

         The following is a summary of long-term debt as of December 31, 2000 and 1999:

                                                                                        2000               1999
         Senior notes which bear interest at 9.625% and are due April 2006           $ 75,000,000      $ 75,000,000

         Industrial development bonds which bear interest at a variable rate.
           At December 31, 2000 and 1999, the interest rate was 6.50%
           and 6.00%, respectively. The bonds mature on December 1, 2019.
           The bonds and applicable interest are secured by a letter of credit.         6,000,000         6,000,000

         Various capital leases with interest rates ranging from 0.9% to 10.16%
           expiring at various dates through 2002. Aggregate monthly
           payments approximate $3,700.                                                    20,068            61,644
                                                                                     ------------      ------------

                                                                                       81,020,068        81,061,644
         Less current portion                                                              13,038            41,689
                                                                                     ------------      ------------

         Long-term debt                                                              $ 81,007,030      $ 81,019,955
                                                                                     ============      ============


         The Senior Notes (the "Notes") mature on April 15, 2006, unless previously redeemed. Interest on the Notes is payable semiannually on April 15 and October 15, commencing October 15, 1998. The Notes are redeemable at the option of the Company, in whole or in part, on or after April 15, 2002, at the redemption price, plus accrued interest and liquidated damages, as defined, if any. At any time on or before April 15, 2001, the Company may redeem up to 30% of the original aggregate principal amount of the Notes with the net proceeds of a public offering of common stock of the Company or Holdings, provided that at least 70% of the original aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption. No redemptions were made through December 31, 2000. The Notes are unsecured and rank senior to all existing and future subordinated indebtedness of the Company.

         The Notes contain a number of covenants that, among others, restrict the ability of the Company to incur additional debt (including contingent obligations), create liens, enter into transactions with affiliates, change the nature of its business, merge or consolidate, dispose of assets, make investments and loans, pay dividends, prepay debt, and enter into sale/leaseback transactions. Through December 31, 2000, the Company was in compliance with such covenants.

         Future maturities of long term debt are as follows at December 31, 2000:

                  YEAR ENDED
                  DECEMBER 31,
                  2001                                 $    13,038
                  2002                                       7,030
                  2003                                          --
                  2004                                          --
                  2005                                          --
                  Thereafter                            81,000,000
                                                       -----------
                                                       $81,020,068
                                                       ===========

         The Company leases its land and buildings at its Alabama manufacturing facility under a capital lease from the Industrial Development Board of the City of Montgomery, Alabama (the "IDB Lease"). The IDB Lease requires the payment of $2,000 per year through June 1, 2009, and expires on June 1, 2010, and allows the Company to purchase the land and buildings for $2,000 at that time.

         In conjunction with the Acquisition, the Company entered into an agreement with a bank, as amended through January 25, 1999 (the "Credit Agreement"), providing for availability of $15,000,000 in combined revolving loans and letters of credit and maturing on March 31, 2003. Borrowings under the Credit Agreement bore interest at a variable rate equal, at the Company's option, to Libor plus a margin of up to 3.0% or the Base Rate, plus a margin of up to 2.0%, all as defined. At December 31, 2000 and 1999, the Company had no outstanding borrowings under the Credit Agreement and had a $6,147,946 letter of credit outstanding collateralizing the Company's $6,000,000 industrial development bonds. The letter of credit is cash collateralized, matures on April 15, 2002, and allows for automatic annual renewals unless otherwise notified by the bank (Note 1).

         The Credit Agreement contained covenants substantially the same as the Notes, and also contained certain financial ratio covenants including:
         (i) earnings before interest, taxes, depreciation and amortization ("EBITDA"), (ii) Interest Coverage, and (iii) Net Leverage, all as defined.

         The Notes, Industrial Development Bonds ("IDBs"), IDB Lease and Credit Facility require compliance with the covenants of all of the Company's debt agreements and provides for a period subsequent to a covenant violation to cure such violation. At December 31, 2000, the Company was not in compliance with the Credit Facility financial ratio covenants.

         On March 20, 2001, the Company entered into an agreement with the bank (the "Reimbursement Agreement") which, effective January 12, 2001, waived the December 31, 2000 covenant violations and amended and restated the Credit Agreement in its entirety. The terms of the Reimbursement Agreement: (i) terminate the Company's ability to obtain additional borrowings or letters of credit, and (ii) release the Credit Agreement's collateral requirements except for the existing letter of credit cash collateral. Borrowings, if any, related to payment of the existing letter of credit will bear interest at the Base Rate plus 3.25%, not to exceed the Maximum Rate, all as defined. The Reimbursement Agreement replaces the Credit Agreement covenants with covenants that restrict the Company's ability to enter into transactions with affiliates and change the nature of its business. The Reimbursement Agreement requires the payment of a quarterly commitment fee equal to 1% per annum of the existing letter of credit as long as the letter of credit remains outstanding. The Reimbursement Agreement has no expiration date.

         The Company is currently negotiating with CIT Business Credit ("CIT") to obtain a new credit facility to replace the Reimbursement Agreement that will provide for a $10,000,000 revolving line of credit based on eligible accounts receivable and inventory and up to $6,500,000 in letters of credit collateralized by cash or otherwise reduced line of credit availability. The Company expects completion of such facility in April 2001.

5.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash and cash equivalents (including restricted cash), accounts receivable, inventory, accounts payable, and accrued expenses approximate fair value due to the short duration of these instruments. The carrying value of long-term debt, excluding the Notes, approximates fair value due to its variable nature. The estimated fair value of the Notes is $28,325,000 and $58,200,000 as of December 31, 2000 and 1999, respectively, based on quoted market prices. Considerable judgment is required in developing the estimates of fair value of long-term debt and, therefore, such values are not necessarily indicative of the amounts that could be realized in a current market exchange.

6.       INCOME TAXES

         The provision for income taxes for 2000, 1999, the Nine Months, and the Three Months consisted of the following:

                                                              COMPANY                             PREDECESSOR
                                         ---------------------------------------------------------------------
                                             2000               1999            NINE MONTHS       THREE MONTHS
                                         ------------       ------------       ------------       ------------
         Current                         $        150       $      3,350                          $   (900,198)
         Deferred                          (2,471,811)        (1,365,945)      $   (492,338)           800,000
                                         ------------       ------------       ------------       ------------

           Benefit for income taxes      $ (2,471,661)      $ (1,362,595)      $   (492,338)      $   (100,198)
                                         ============       ============       ============       ============


         The difference between the effective tax rate and the statutory rate is reconciled below (amounts in thousands):

                                                            COMPANY                                   PREDECESSOR
                             -----------------------------------------------------------------------------------------
                                      2000                   1999                NINE MONTHS         THREE MONTHS
                             ---------------------   ---------------------   -------------------  --------------------
                             DOLLARS    PERCENTAGE   DOLLARS    PERCENTAGE   DOLLARS  PERCENTAGE  DOLLARS   PERCENTAGE
Statutory rate               $(2,801)     (34.0)%    $(1,773)     (34.0)%     $(923)    (34.0)%    $(232)     (34.0)%
State income tax, net
  of federal benefit            (154)      (1.9)        (135)      (2.6)        (59)     (2.2)
Nondeductible goodwill           470        5.7          480        9.2         350      12.9
Other permanent items             13        0.2           65        1.3         140       5.2        132       19.4
                             -------      -----      -------      -----       -----     -----      -----      -----

    Recorded tax benefit     $(2,472)     (30.0)%    $(1,363)     (26.1)%     $(492)    (18.1)%    $(100)     (14.6)%
                             =======      =====      =======      =====       =====     =====      =====      =====

         Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                             2000                 1999
          Deferred tax liabilities:
            Accelerated tax depreciation                 $ 14,217,354         $ 14,379,119
            Other liabilities                                 388,625              264,726
                                                         ------------         ------------

                                                           14,605,979           14,643,845
                                                         ------------         ------------

          Deferred tax assets:
            Net operating loss carryforwards                4,728,411            2,676,851
            AMT credit carryforwards                          956,624              956,624
            Other assets                                      467,256               84,871
                                                          -----------         ------------
                                                            1,423,880            3,718,346
                                                          -----------         ------------

                Net deferred tax liability                $(8,453,688)        $(10,925,499)
                                                          ===========         ============

         Based on management's assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings. As of December 31, 2000, the Company had federal and state operating loss carryforwards of $11,848,617 and $13,997,641, respectively. The net operating loss will expire as follows:

                                                            FEDERAL              STATE
          2018                                           $  4,405,837        $  5,513,593
          2019                                              3,496,972           3,190,193
          2020                                              3,945,808           5,293,855
                                                         ------------        ------------
                                                         $ 11,848,617        $ 13,997,641
                                                         ============        ============


7.       SHAREHOLDERS' EQUITY AND STOCK OPTIONS

         On March 31, 1998, Holdings adopted the SIMCALA Holdings, Inc. 1998 Stock Incentive Plan (the "1998 Plan") under which stock options, stock appreciation rights, restricted stock, or other stock-based awards for 8,000 shares of common stock or restricted common stock could be granted, provided that no more than 10% of the reserved shares may be granted as restricted stock or other unrestricted stock awards. Certain members of the Company's management were granted options totaling 3,070 for an exercise price of $1,000 per share, which approximated fair value on March 31, 1998. As of December 31, 2000, no other awards had been granted under the 1998 Plan. The options have a ten-year expiration and vest ratably over five years; however, the 1998 Plan contains a provision for accelerating vesting if certain events occur. No options were exercised through December 31, 2000. As of December 31, 2000 and 1999, 1,228 and 614 options were exercisable.

         In 1995, the Predecessor established the SIMCALA, Inc. 1995 Stock Option Plan (the "Plan") under which stock options for 889 shares of common stock could be granted. During 1995, the Company granted options to purchase 780 shares at an exercise price of $100 per share. On March 31, 1998, the Company granted additional options to acquire the remaining 109 shares at $100 per share. All options were vested and exercised as of March 31, 1998. In accordance with the Stock Purchase

         Agreement, no exercise price was payable to the Predecessor with respect to the options. As such, compensation expense was recognized for the waiver of the exercise price. Compensation expense of $903,680 associated with such options was recognized in the Three Months.

         The weighted-average fair value of the options granted under the 1998 Plan and 1995 Plan, using the Black-Scholes Option Pricing Model, with the following assumptions were:

                                             1998 PLAN                  1995 PLAN
                                           ------------        --------------------------
                                           THREE MONTHS        THREE MONTHS        1995
         Fair value of options               $ 171.98            $ 28.11         $ 29.74
         Risk-free interest rate                 5.64%               6.6%            7.1%
         Dividend yield                             0%                 0%              0%
         Expected volatility                        0%                 0%              0%
         Forfeiture rate                            0%                 0%              0%
         Expected life, in years                  3.4                  5               5

         Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant date consistent with the method set forth in SFAS 123, the Company's net loss for 2000, 1999, the Nine Months, and the Predecessor's net loss for the Three Months would have been ($6,380,789), ($4,466,631), ($2,682,904), and
         ($217,569), respectively.

8.       COMMITMENTS AND CONTINGENCIES

         On August 7, 2000, the 1995-2000 Basic Labor Agreement and Seniority Rules and Regulations dated August 8, 1995 between the United Steelworkers of America ("AFL-CIO") (the "USWA") and the Company expired after more than two months of negotiations over a new labor agreement. The USWA leadership called for a strike commencing at 12 p.m. on August 8, 2000. The USWA represents approximately 120 of the Company's employees. Substantially all of the employees represented by the USWA decided to strike and management has been unable to predict the strike's duration. The Company is mitigating the effects of the strike by using managers and supervisors and temporary contract employees to temporarily replace striking employees. The Company is encouraging the USWA employees to continue to work despite the absence of a new labor agreement, under the same general conditions as to wages and benefits only. Management believes its current financial resources are adequate to support the Company's operations during the strike. To date, operating time and production levels have exceeded the levels achieved prior to the strike. Expenses, which were higher than anticipated during the early weeks of the strike, have returned to levels achieved prior to the strike. Management does not expect that revenues will be adversely affected by the strike or that the Company will lose customers because of the strike. Nonetheless, Management cannot predict the exact financial impact of the strike, which will depend in part upon its duration. Additionally, if the Company and the USWA reach a new labor agreement, it is possible that certain terms of the labor agreement will result in employee expenses that are higher than those that existed before the strike. Management believes that the impact of the strike will not have a material adverse effect on the Company's financial position or results of operations. As of March 20, 2001, the Company has not achieved a settlement with the USWA.

         The Company leases certain property, plant, and equipment under noncancelable operating leases expiring through 2003. Future minimum lease payments under noncancelable leases as of December 31, 2000 are as follows:

         YEAR ENDED
         DECEMBER 31,
         2001                                   $ 107,822
         2002                                      29,562
         2003                                      10,908
                                                ---------
                                                $ 148,292
                                                =========

         Rent expense totaled $247,572, $284,044, $266,783, and $109,370 for
         2000, 1999, the Nine Months and the Three Months, respectively.

         The Company is involved in routine litigation and proceedings in the normal course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company's financial position or results of operations.

9.       RELATED PARTY TRANSACTIONS

         In connection with the Acquisition, the Company entered into a consulting agreement with CGW Southeast Management III, L.L.C. ("CGW Management"), whereby the Company pays a monthly retainer fee of $15,000 for financial and management consulting services. In addition, the Company pays a fee to CGW Management at the end of each year which is based on the profits generated by the Company during the year. During 2000, 1999, and the Nine Months, the Company paid CGW Management $180,000, $180,000 and $157,000, respectively. The consulting agreement expires in 2003. At the Acquisition closing, the Company paid to CGW Management an investment banking fee of $1,350,000 million for its services in assisting the Company in structuring and negotiating the Acquisition.

         In connection with the exercise of stock options by certain members of management, the Company was owed $1,800,000 by management related to tax withholdings due on such compensation. Such amount was recorded as a receivable as of March 31, 1998 and was paid on June 12, 1998.

         The Predecessor entered into a Management Agreement with its former majority stockholder to provide management services to the Company. The Company incurred stockholder management fees of $31,250 during the Three Months. Effective with the Acquisition, the Management Agreement was terminated.

10.      RETIREMENT PLAN

         The Company sponsors a qualified 401(k) savings plan (the "Plan") covering all employees who have completed six months of employment. If a participating employee decides to contribute, a portion of the contribution is matched by the Company. During 2000, 1999, the Nine Months, and the Three Months the Company contributed $108,589, $94,204, $73,142, and $27,512, respectively, to the Plan.

11.      UNAUDITED QUARTERLY FINANCIAL DATA

         Unaudited results of operations for each of the four quarters in 2000 and 1999 are as follows (in thousands):

                                      NET           GROSS            NET
QUARTER ENDED                        SALES         PROFIT           (LOSS)
March 31, 2000                     $ 12,209        $ 1,646         $  (929)
June 30, 2000                        12,338          1,304          (1,192)
September 30, 2000                   11,867            384          (1,795)
December 31, 2000                    10,683            496          (1,851)(1)


QUARTER ENDED
March 31, 1999                     $ 14,911        $ 2,070         $  (749)
June 30, 1999                        13,309            646          (1,541)
September 30, 1999                   13,271          1,115            (860)
December 31, 1999                    13,738          1,701            (703)


NOTES:

(1) Includes a $654,148 write-off of previously capitalized costs to construct a fourth furnace.