Form 10-Q
period 2001-03-31
SIMCALA INC
filed 2001-05-15
CIK 941174

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                  OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                             -------   --------

                           COMMISSION FILE NUMBER:  333-53791

                                 SIMCALA, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   34-1780941
      (State of incorporation)             (I.R.S. Employer Identification No.)

        1940 OHIO FERRO ROAD
          MT. MEIGS, ALABAMA                              36057
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (334) 215-7560

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's Common Stock outstanding as of May 15, 2001 was 10,889.

===============================================================================

PART I. FINANCIAL INFORMATION*

ITEM 1.  FINANCIAL STATEMENTS

                                  SIMCALA, INC.
                            CONDENSED BALANCE SHEETS

                                                                                            31-MAR-01                 31-DEC-00
                                                                                          --------------           --------------
                                                                                           (unaudited)
ASSETS
 Current Assets
       Cash and cash equivalents                                                          $    4,744,601                  989,201
       Accounts receivable                                                                     5,536,506                5,318,822
       Inventories                                                                             3,342,701                7,862,051
       Other current assets                                                                      813,893                  435,741
                                                                                          --------------           --------------
 Total current assets                                                                     $   14,437,701           $   14,605,815

 Restricted Cash                                                                               6,164,037                6,214,883

 Property, Plant and Equipment, net of accumulated
       depreciation of $12,803,051 and $11,666,262, at
       March 31, 2001 and December 31, 2000, respectively                                     48,018,050               47,845,256
 Intangible Assets, net of accumulated amortization of
       $6,152,976 and $5,647,715, at March 31, 2001
       and December 31, 2000, respectively                                                    34,108,356               34,613,617
                                                                                          --------------           --------------
 Total Assets                                                                             $  102,728,144           $  103,279,571
                                                                                          ==============           ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities
         Accounts payable                                                                 $    3,926,161           $    4,567,595
         Accrued expenses                                                                        685,518                  724,603
         Accrued interest payable                                                              3,330,785                1,548,441
         Current maturities of long-term debt and capital leases                                  10,280                   13,038
                                                                                          --------------           --------------
 Total current liabilities                                                                     7,952,744                6,853,677

 Long Term Debt and Capital Leases - Net of Current Portion                                   81,004,457               81,007,030
 Deferred Income Taxes                                                                         8,068,836                8,453,688
                                                                                          --------------           --------------
 Total Liabilities                                                                        $   97,026,037           $   96,314,395
                                                                                          --------------           --------------
 Stockholder's Equity
 Preferred Stock (Series B preferred stock, 3,000 shares authorized,
       none issued and outstanding, $1.00 par value)                                                  --                       --
 Common stock, 20,000 shares authorized - 10,889 shares
       issued and outstanding, par value $.01 per share                                              109                      109
 Additional paid-in capital                                                                   18,806,891               18,806,891
 Accumulated deficit                                                                         (13,104,893)             (11,841,824)
                                                                                          --------------           --------------
       Total shareholder's equity                                                              5,702,107                6,965,176
                                                                                          --------------           --------------
Total Liabilities and Stockholder's Equity                                                $  102,728,144           $  103,279,571
                                                                                          ==============           ==============

See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                         CONDENSED STATEMENTS OF INCOME

                                                                                      Three months ended        Three months ended
                                                                                         March 31, 2001           March 31, 2000
                                                                                           (unaudited)              (unaudited)
                                                                                      ------------------        ------------------
Net Sales                                                                                 $  14,600,438           $  12,209,277
Cost of Goods Sold                                                                           13,394,501              10,563,115
                                                                                          -------------           -------------
      Gross Profit                                                                            1,205,937               1,646,162
Selling and Administrative Expenses                                                             926,021                 967,652
                                                                                          -------------           -------------
      Operating Income                                                                          279,916                 678,510
Interest Expense                                                                              2,047,899               2,074,961
Other Income, Net                                                                              (123,671)               (254,964)
                                                                                          -------------           -------------
      Loss before Income Taxes                                                               (1,644,312)             (1,141,487)
Income Tax Benefit                                                                             (381,243)               (212,656)
                                                                                          -------------           -------------
      Net Loss                                                                               (1,263,069)               (928,831)
                                                                                          -------------           -------------

See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Three Months Ended      Three Months Ended
                                                                                          March 31, 2001          March 31, 2000
                                                                                           (unaudited)             (unaudited)
                                                                                        ------------------      ------------------
Cash Flows from Operating Activities:
  Net loss                                                                                   (1,263,069)               (928,831)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                                           1,642,050               1,596,544
      Deferred income taxes                                                                    (381,243)               (212,656)
   Change in certain assets and liabilities:
        (Increase) decrease in accounts receivable                                             (217,684)                556,008
        (Increase) decrease in inventories                                                    4,519,350                (787,045)
        (Increase) in other assets                                                             (378,153)               (255,814)
        Increase in accounts payable and accrued expenses                                     1,095,460               1,765,242
                                                                                          -------------           -------------
Net cash provided by operating activities                                                     5,016,711               1,733,448
                                                                                          -------------           -------------

Cash Flows from Investing Activities - Purchase of property, plant and equipment             (1,309,584)               (455,545)

Cash Flows from Financing Activities -
  Decrease (increase) in restricted cash                                                         50,846                 (89,070)
  Payments on non-interest-bearing debt                                                          (2,573)                 (5,241)

Change in Cash and Cash Equivalents                                                           3,755,400               1,183,592
Cash and Equivalents at Beginning of Period                                                     989,201               9,819,378
                                                                                          -------------           -------------
Cash and Equivalents at End of Period                                                     $   4,744,601           $  11,002,970
                                                                                          =============           =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                                              $     100,441           $     133,912
                                                                                          -------------           -------------
    Income taxes                                                                          $           0           $           0
                                                                                          -------------           -------------

See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASICS OF PRESENTATION

The accompanying condensed financial statements of SIMCALA, Inc. have been prepared in accordance with the instructions for Form 10-Q and therefore, do not include all information on footnotes that generally accepted accounting principles require for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the unaudited condensed financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation of the Interim period presented. Operating results for the three-months ended March 31, 2001, are not necessarily indicative of operating results for the entire fiscal year ended December 31, 2001.

NOTE 2 - ORGANIZATION AND OPERATIONS

The Company is a producer of silicon metal for sale to the aluminum and silicones industries. The Company sells to customers in the metal industry who are located primarily throughout the United States. Credit is extended based on an evaluation of the customer's financial condition. During the three months ended March 31, 2001 and the three months ended March 31, 2000, three customers accounted for 48%, 26%, and 12% and 49%, 26%, and 10% of net sales, respectively. At March 31, 2001 and December 31, 2000, three customers accounted for 34%, 29%, and 14% and 34%, 32% and 12%, respectively, of outstanding receivables. The Company maintains credit insurance for all customer accounts receivable.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company's accounting policies, please refer to the Company's Form 10-K for the year ended December 31, 2000.

NOTE 4 - INVENTORIES

As of March 31, 2001 and December 31, 2000, inventories consisted of the following:

                                            March 31,           December 31,
                                               2001                 2000
                                           (unaudited)           (audited)
                                          ------------          ------------
Raw Materials                             $    562,155          $    714,551
Finished Goods                               2,484,546             6,851,500
Supplies                                       296,000               296,000
                                          ------------          ------------
                                          $  3,342,701          $  7,862,051
                                          ============          ============

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 (as amended by SFAS' 137 and 138) was effective January 1, 2001. The Company's adoption of SFAS 133 on January 1, 2001 had no impact on its financial position or results of operations, as the Company has no derivative instruments.

NOTE 6 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following is a discussion of the Company's results of operations. The discussion is based upon the three-month period ended March 31, 2001 in comparison to the three-month period ended March 31, 2000. Percentage changes included in the following narrative paragraphs of this Item 2 are based on the figures included in the consolidated financial statements.

The table below sets forth certain statement of operations information as a percentage of net sales during the quarters ended March 31, 2001 and March 31, 2000:

                                                               Three months ended         Three months ended
                                                                    March 31,                  March 31,
                                                                      2001                       2000
                                                               ------------------         ------------------
Net sales                                                             100.0%                      100.0%
Cost of goods sold                                                     91.7                        86.5
                                                                     ------                      ------

Gross profit                                                            8.3                        13.5
Selling and administrative expenses                                     6.4                         7.9
                                                                     ------                      ------

Operating income (loss)                                                 1.9                         5.6
Interest expense                                                       14.0                        17.0
Other income, net                                                      (0.8)                       (2.1)
                                                                     ------                      ------

Loss before income taxes                                              (11.3)                       (9.3)
Income tax benefit                                                     (2.6)                       (1.7)
                                                                     ------                      ------

Net loss                                                               (8.7)%                      (7.6)%
                                                                     ======                      ======

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET SALES

Net sales increased by $2.4 million in the three months ended March 31, 2001, or 19.7%, to $14.6 million from $12.2 million for the same period in 2000. This increase was due principally to increased sales volume in the first quarter of 2001. This volume increase was partially offset by a reduction in average selling prices for all grades of silicon metal. Production of silicon metal in the first quarter of 2001 was 7,125 metric tons, compared with 10,014 metric tons produced in the first quarter of 2000. The lower production tonnage resulted from the shutdown of one of the Company's furnaces for most of the first quarter of 2001. During the shutdown, the Company completed extensive maintenance on two of its three submerged-arc electric furnaces.

GROSS PROFIT

Gross profit decreased by $0.4 million, or 26.7%, to $1.2 million in the first quarter of 2001 as compared to $1.6 million in the same period in 2000. The gross profit margin decreased to 8.3% in the first quarter of 2001 from 13.5% in the same period in 2000. These decreases were principally due to the lower sales prices discussed above.

Average selling price per metric ton decreased to $1,362 in the first quarter of 2001 from $1,400 in the same period in 2000 due to continued weakness in the secondary aluminum market and a continued influx of imported silicon, a condition which existed for most of 2000. Average production cost per metric ton decreased to $1,095 in the first quarter of 2001 from $1,107 in the same period in 2000. This decrease resulted primarily from improved production efficiencies which led to increased production volumes coupled with an aggressive cost control program implemented by the Company in the first quarter of 2001.

SELLING AND ADMINISTRATIVE EXPENSES

The change in selling and administrative expenses in the first quarter of 2001 as compared to in the same period in 2000 was not significant.

OPERATING INCOME

Income from operations decreased $0.4 million, or 58.7%, to $0.3 million in the first quarter of 2001 as compared to $0.7 million in the same period of 2000, while the operating margin decreased to 1.9% from 5.6% for the same period in the prior year. The decrease was primarily due to lower sales prices in the first quarter of 2000, partially offset by lower production costs.

INTEREST EXPENSE

Interest expense was materially unchanged for the quarter ended March 31, 2001 when compared to the same period in 2000.

OTHER INCOME - NET

Other income - net decreased $0.2 million, or 51.6%, to $0.1 million in the first quarter of 2001 from $0.3 million in the same period in 2000. The decrease in other income was primarily due to lower interest income earned on short term investments due to reduced levels of cash available for investment and reduced "Mercedes" benefits realized by the Company in the first quarter of 2001. The "Mercedes" benefits recorded as Other Income stem from payroll withholding for Alabama income tax that is retained by the Company pursuant to an Alabama state law. The on-going strike by the United Steel Workers Union has significantly reduced the wages paid to eligible employees and as a result, the amount of withholding for Alabama income tax.

INCOME TAX BENEFIT

The income tax benefit increased $0.2 million, or 78.9%, to $0.4 million in the first quarter of 2001 as compared to $0.2 million in the same period of 2000. The increase was primarily due to a larger taxable loss in the first quarter of 2001, as compared to the same period in 2000.

NET LOSS

As a result of the above factors, the net loss for the three months ended March 31, 2001 was $1.3 million compared to a net loss of $0.9 million for the same period in 2000, an increase of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and a portion of the net proceeds from the Offering. The Company's principal uses of liquidity are to fund operations and to meet debt service requirements.

Cash Flow from Operations

The Company's cash flows from its operations are influenced by selling prices of its products, the volume of products sold, and raw materials costs. The Company's cash flows are subject to wide fluctuation due to market supply factors driven by imports and other domestic market forces. Historically, the Company's silicon metal business has experienced price fluctuations principally due to the competitive nature of two of its markets, the primary and secondary aluminum markets. In 1998, additional domestic production capacity was added by two competitors at a time when demand was not growing at historical rates. This additional capacity created an over supply of silicon metal in the domestic markets. This excess supply brought about significant price decreases in all aluminum markets in which the Company competes.

Cash and cash equivalents were $4.7 million and $1.0 million at March 31, 2001 and December 31, 2000, respectively. The increase in cash in the first quarter of 2001 is the result of a significant decrease in the Company's levels of finished goods inventory. The decrease in inventory resulted from improved sales volumes in the first quarter of 2001 coupled with the shutdown of one of the Company's furnaces for extended maintenance for most of the first quarter.

Depreciation and amortization remained unchanged for the first quarter of 2001 at $1.6 million, compared to $1.6 million for the same period in 2000.

In the first quarters of 2001 and 2000, net cash provided by operating activities was $5.0 million and $1.7 million, respectively. The increase in the first quarter of 2001 resulted primarily from the Company's depreciation and amortization, decrease in inventory and increase in accounts payable and accrued expenses offset by the Company's net loss in that same period. In the first quarters of 2001 and 2000, net cash used in investing activities was $1.3 million and $0.5 million, respectively. The changes primarily reflect different levels of capital spending during the corresponding quarters of each year. In the first quarters of 2001 and 2000, net cash used in financing activities was insignificant.

The Senior Notes

On March 31, 1998 (the "Acquisition Date"), SAC Acquisition Corp., a Georgia corporation ("SAC") and then wholly owned subsidiary of SIMCALA Holdings, Inc., a Georgia corporation ("Holdings"), acquired all of the outstanding capital stock of the Company (the "Acquisition") from its stockholders for a cash payment of approximately $65.3 million. The aggregate purchase price paid by SAC for the acquisition was financed in part with the net proceeds of a $75,000,000 offering (the "Offering") of the Company's 9 5/8% Senior Notes due 2006 (the "Notes"). Immediately following the Acquisition, SAC merged with and into the Company, with the Company being the surviving corporation (the "Merger"). As a result of the Merger, the Company became the obligor of the Notes and a wholly-owned, direct subsidiary of Holdings.

Ongoing interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $75.0 million borrowed under the Notes, the Company is required to make semiannual interest payments of approximately $3.6 million over the life of the Notes. On April 16, 2001, the Company failed to pay to the Bank of New York, the trustee for the Notes (the "Trustee"), a semi-annual interest payment of approximately $3.6 million. By letter dated April 18, 2001, the Company notified the Trustee of the missed interest payment and indicated that the Company would make a payment of the overdue interest, as well as interest on the overdue interest, on May 15, 2001 (the "New Payment Date"). So long as the Company makes such payment on the New Payment Date, the failure to make a timely payment on April 16, 2001 will not constitute an Event of Default under the terms of the indenture (the "Indenture") governing the Notes. As of the filing of this report, the Company has provided the funds for payment of the overdue interest, and interest on the overdue interest, to the Trustee, with instructions that the funds shall be distributed to the bondholders on the New Payment Date.

On April 19, 2001, at the Company's request, the Trustee notified the holders of the Notes of the missed interest payment and the New Payment Date. For further information concerning this issue, see the Form 8-K filed by the Company on April 18, 2001.

Credit Agreements

On March 31, 1998, in connection with the acquisition of the Company by Holdings, the Company entered into a Credit Agreement (the "Bank of America Credit Facility") with NationsBank, N.A. (now Bank of America). The Bank of America Credit Facility provided revolving borrowings and letters of credit in an aggregate principal amount of $15.0 million. As of December 31, 2000, the Company had no outstanding borrowings under the Bank of America Credit Facility and had a $6.1 million letter of credit collateralizing the Company's $6.0 million industrial development bonds. The letter of credit is cash collateralized, matured on April 15, 2001, and allowed for automatic annual renewals unless otherwise notified by Bank of America. The Bank of America Credit Facility included certain covenants regarding the Company's financial performance. The Company was unable to satisfy these financial covenants as of December 31, 2000. On or about January 12, 2001, Bank of America notified the Company that it would waive any default triggered by the Company's inability to satisfy the financial covenants contained in the Credit Facility as of December 31, 2000. In exchange for such waiver, Bank of America asked that Simcala agree to replace the Bank of America Credit Facility with a reimbursement agreement (the "Reimbursement

Agreement") governing the letter of credit. Subject to the condition that the letter of credit remain fully cash collateralized, Bank of America renewed the letter of credit.

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

The IDB Financing

In connection with the Company's IDB Financing, the Company has agreed to pay the principal of, premium, if any, IDB and interest on, the IDBs, which mature on December 1, 2019. Interest on the IDBs, which is payable monthly, currently accrues at a rate which resets every seven days as determined by Merchant Capital, L.L.C., the remarketing agent for the IDB Financing. Merchant Capital evaluates certain factors, including, among others, market interest rates for comparable securities, other financial market rates and indices, general financial market conditions, the credit standing of the Company and the bank issuing the letter of credit, which provides credit support for the IDBs, and other relevant facts regarding the Facility. However, interest borne by the IDBs cannot exceed the lower of 15% per annum and the maximum rate per annum specified in any letter of credit which provides credit support for the IDBs. As of March 31, 2001, interest on the IDBs accrued at a rate equal to approximately 5.15% per annum.

Capital Resources

With respect to ongoing capital spending, the Company expects to spend approximately $2.5 million to $3.0 million annually to properly maintain its furnaces and other production facilities. The Company's facility presently contains three identical 20 megawatt submerged-arc electric furnaces with an annual capacity in excess of 36,000 metric tons of silicon metal and 16,000 metric ton of microsilica. As reported in the 10-K for the year ended December 31, 2000, the Company has recently decided not to pursue its plan to construct a fourth furnace, in light of declining market prices and improved production efficiencies.

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

The Indenture contains a limitation on the ability of the Company and its subsidiaries to incur additional indebtedness. This limitation is tied, in part, to the Company's "Fixed Charge Coverage Ratio." For any period, the Fixed Charge Coverage Ratio generally consists of the ratio of (x) the Company's consolidated net income during such period (subject to certain adjustments), to (y) certain fixed charges (generally determined on a consolidated basis) during such period. The Indenture provides that the Company will not, and will not permit its subsidiaries to, incur "Indebtedness" or issue "Disqualified Stock," subject to the following exceptions. The Company may incur any amount of Indebtedness or issue any amount of Disqualified Stock if, during its most recently ended four fiscal quarters for which internal financial statements are available immediately prior to such incurrence or issuance, the Company's Fixed Charge Coverage Ratio would have been at least (A) 2.0 to 1 on or prior to April 15, 2000, and (B) 2.25 to 1 after April 15, 2000 (determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if the additional Indebtedness or Disqualified Stock had been incurred or issued, as the case may be, at the beginning of such four-quarter period). If the Company's Fixed Charge Coverage Ratio does not meet these levels (i.e., the ratio is less than 2.0 to 1 and 2.25 to 1 for the periods indicated, respectively), the Company and its subsidiaries may only incur certain types of indebtedness. As of March 31, 2000, the Fixed Charge Coverage Ratio for the most recently ended four fiscal quarter period would have been less than 2.0 to 1, on a pro forma basis.

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

The fair value of the Company's long-term debt and capital leases is affected by changes in interest rates. The carrying value of the Company's long-term debt and capital leases was established on March 31, 1998. The following presents the sensitivity of the fair value of the Company's long-term debt and capital leases to a hypothetical 10% decrease in interest rates as of March 31, 2001 and December 31, 2000.

                                                                   HYPOTHETICAL
                                         CARRYING      FAIR        INCREASE IN
                                           VALUE      VALUE(A)     FAIR VALUE(B)
                                         --------     --------     -------------
March 31, 2001
--------------
Long-term debt and capital leases,
  including current portion            $81,014,737   $20,039,737   $21,598,070
                                       -----------   -----------   -----------
December 31, 2000
-----------------
Long-term debt and capital leases,
  including current portion            $81,020,068   $34,345,068   $37,492,290
                                       -----------   -----------   -----------

(a)  Based on quoted market prices for these or similar items.
(b)  Calculated based on the change in discounted cash flow.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

With respect to the $75.0 million borrowed under the Notes, the Company is required to make semiannual interest payments of approximately $3.6 million over the life of the Notes. On April 16, 2001, the Company failed to pay to the Trustee a semi-annual interest payment of approximately $3.6 million. By letter dated April 18, 2001, the Company notified the trustee of the missed interest payment and indicated that the Company would make a payment of the overdue interest, as well as interest on the overdue interest, the New Payment Date. So long as the Company makes such payment on the New Payment Date, the failure to make a timely payment on April 16, 2001 will not constitute an Event of Default under the terms of the Indenture. As of the date of filing of this report, the Company has provided the funds for payment of the overdue interest, and interest on the overdue interest, to the Trustee, with directions to distribute the funds to the bondholders as of the New Payment Date.

On April 19, 2001, at the Company's request, the Trustee notified the holders of the Notes of the missed interest payment and the New Payment Date. For further information concerning this issue, see the Form 8-K filed by the Company on April 18, 2001.

The total payment to be made on the New Payment Date, including the interest on the overdue interest, will be approximately $3.64 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable

ITEM 5.  OTHER INFORMATION.

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 4.1              Notice to Trustee of New Payment Date, dated April 18, 2001.

         (b)      Reports on Form 8-K

         Filed April 18, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIMCALA, Inc.



Date:  May 15, 2001                /s/ R. Myles Cowan
                                   --------------------------------------------
                                   R. Myles Cowan
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting and Financial Officer)