Form 10-Q
period 2001-06-30
SIMCALA INC
filed 2001-08-14
CIK 941174

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________ TO ____________

COMMISSION FILE NUMBER: 333-53791

SIMCALA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	34-1780941 (I.R.S. Employer Identification No.)

1940 OHIO FERRO ROAD MT. MEIGS, ALABAMA (Address of principal executive offices)	36057 (Zip Code)

Registrant’s telephone number, including area code: (334) 215-7560

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant’s Common Stock outstanding as of August 15, 2001 was 10,889.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SIMCALA, INC.
CONDENSED BALANCE SHEETS

	30-Jun-01	31-Dec-00
ASSETS	(unaudited)	(audited)

Current Assets Cash and cash equivalents	$4,005,176	$989,201

Accounts receivable	5,389,274	5,318,822

Inventories	3,979,747	7,862,051

Other current assets	688,735	435,741

Total current assets	14,062,932	14,605,815

Restricted Cash	6,164,037	6,214,883

Property, Plant and Equipment, net of accumulated depreciation of $13,965,706 and $11,666,262, at June 30, 2001 and December 31, 2000, respectively	47,201,445	47,845,256

Intangible Assets, net of accumulated amortization of $6,679,620 and $5,647,715, at June 30, 2001 and December 31, 2000, respectively	33,789,811	34,613,617

Total Assets	$101,218,225	$103,279,571

LIABILITIES AND STOCKHOLDER’S EQUITY Current Liabilities Accounts payable	$3,700,128	$4,567,595

Accrued expenses	723,226	724,603

Accrued interest payable	1,510,621	1,548,441

Line of credit	3,000,000	—

Current maturities of long-term debt and capital leases	10,280	13,038

Total current liabilities	8,944,255	6,853,677

Long Term Debt and Capital Leases — Net of Current Portion	81,001,877	81,007,030

Deferred Income Taxes	7,464,212	8,453,688

Total Liabilities	$97,410,344	$96,314,395

Stockholder’s Equity Preferred Stock (Series B preferred stock, 3,000 shares authorized, none issued and outstanding, $1.00 par value)	—	—

Common stock, 20,000 shares authorized - 10,889 shares issued and outstanding, par value $.01 per share	109	109

Additional paid-in capital	18,806,891	18,806,891

Accumulated deficit	(14,999,119)	(11,841,824)

Total stockholder’s equity	3,807,881	6,965,176

Total Liabilities and Stockholder’s Equity	$101,218,225	$103,279,571

See Notes to Condensed Financial Statements

SIMCALA, INC.
CONDENSED STATEMENTS OF INCOME
For The Three Month Period Ended June 30
(Unaudited)

	Three months ended	Three months ended
	June 30, 2001	June 30, 2000
	(unaudited)	(unaudited)

Net Sales	$12,279,602	$12,338,151

Cost of Goods Sold	11,885,485	11,033,541

Gross Profit	394,117	1,304,610

Selling and Administrative Expenses	933,029	1,018,232

Operating (Loss) Income	(538,912)	286,378

Interest Expense	2,075,324	2,060,171

Other Income, Net	(115,387)	(233,802)

Loss before Income Taxes	(2,498,849)	(1,539,991)

Income Tax Benefit	(604,624)	(348,398)

Net Loss	$(1,894,225)	$(1,191,593)

See Notes to Condensed Financial Statements

SIMCALA, INC.
CONDENSED STATEMENTS OF INCOME
For The Six Month Period Ended June 30
(Unaudited)

	Six months ended	Six months ended
	June 30, 2001	June 30, 2000
	(unaudited)	(unaudited)

Net Sales	$26,880,040	$24,547,429

Cost of Goods Sold	25,279,987	21,597,340

Gross Profit	1,600,053	2,950,089

Selling and Administrative Expenses	1,859,050	1,985,252

Operating (Loss) Income	(258,997)	964,837

Interest Expense	4,123,224	4,135,152

Other Income, Net	(239,060)	(488,767)

Loss before Income Taxes	(4,143,161)	(2,681,548)

Income Tax Benefit	(985,866)	(561,055)

Net Loss	$(3,157,295)	$(2,120,493)

See Notes to Condensed Financial Statements

SIMCALA, INC.
CONDENSED STATEMENTS OF CASH FLOW

	Six Months Ended	Six Months Ended
	June 30, 2001	June 30, 2000
Cash Flows from Operating Activities:	(unaudited)	(unaudited)

Net loss	$(3,157,295)	$(2,120,493)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	3,331,449	3,215,640

Change in operating assets and liabilities:

(Increase) decrease in accounts receivable	(70,452)	(411,572)

(Increase) decrease in inventories	3,882,304	(1,542,905)

(Increase) in other assets	(461,193)	(129,525)

Deferred income taxes	(989,476)	(561,055)

Increase in accounts payable and accrued expenses	(906,666)	170,972

Net cash provided by operating activities	1,628,671	(1,378,938)

Cash Flows from Investing Activities - Purchase of property, plant and equipment	(1,655,633)	(1,961,744)

Net cash used in investing activities	(1,655,633)	(1,961,744)

Cash Flows from Financing Activities -
Decrease (increase) in Restricted Cash	50,846	(185,222)

Payments on non-interest-bearing debt	(7,909)	(7,796)

Borrowings under lines of credit	3,000,000	—

Net cash provided by (used in) financing activities	3,042,937	(193,018)

Change in Cash and Cash Equivalents	3,015,975	(3,533,700)

Cash and Equivalents at Beginning of Period	989,201	9,819,378

Cash and Equivalents at End of Period	$4,005,176	$6,285,678

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:

Interest	$3,827,542	$3,893,622

Income taxes	$—	$—

See Notes to Condensed Financial Statements

SIMCALA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed financial statements of SIMCALA, Inc. have been prepared in accordance with the instructions for Form 10-Q and therefore, do not include all information on footnotes that generally accepted accounting principles require for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the unaudited condensed financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation of the interim period presented. Operating results for the six-months ended June 30, 2001 are not necessarily indicative of operating results for the entire fiscal year ended December 31, 2001.

NOTE 2 — ORGANIZATION AND OPERATIONS

The Company is a producer of silicon metal for sale to the aluminum and silicone industries. The Company sells to customers in the metal industry who are located primarily throughout the United States. During the six months ended June 30, 2001 and the six months ended June 30, 2000, three customers accounted for 48%, 24%, and 13% and 53%, 26%, and 8% of net sales, respectively. At June 30, 2001 and December 31, 2000, three customers accounted for 34%, 32%, and 12% and 34%, 32% and 12%, respectively, of outstanding receivables. Credit is extended based on an evaluation of the customer’s financial condition. The Company maintains credit insurance for all customer accounts receivable.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company’s accounting policies, please refer to the Company’s Form 10-K for the year ended December 31, 2000.

NOTE 4 — INVENTORIES

As of June 30, 2001 and December 31, 2000, inventories consisted of the following:

	June 30,	December 31,
	2001	2000
	(unaudited)	(audited)

Raw Materials	$599,293	$714,551

Finished Goods	3,084,454	6,851,500

Supplies	296,000	296,000

	$3,979,747	$7,862,051

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 (as amended by SFAS’ 137 and 138) was effective January 1, 2001. The Company’s adoption of SFAS 133 on January 1, 2001 had no impact on its financial position or results of operations, as the Company has no derivative instruments.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 142, “Accounting for Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. SFAS 142 establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. (“APB”) 17, “Intangible Assets.” SFAS 142 also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. The Company is currently evaluating the effect that the January 1, 2002 adoption of SFAS 142 will have on its financial position and results of operations.

NOTE 6 – RECLASSIFICATIONS

Certain prior period amounts have been reclassified for comparative purposes.

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with CGW, its Affiliates and Certain Stockholders

On March 31, 1998 (the “Acquisition Date”) in connection with the acquisition (the “Acquisition”) of the Company by SAC Acquisition Corp. (“SAC”), a Georgia corporation and then wholly-owned subsidiary of Simcala Holdings, Inc. (“Holdings”), CGW Southeast III, L.L.C. (the “General Partner”) entered into a consulting agreement (the “Consulting Agreement”) with the Company whereby the Company pays the General Partner a monthly retainer fee of $15,000 for financial and management consulting services. The General Partner is the general partner of CGW Southeast Partners III, L.P. (“CGW”), which in turn holds a controlling interest in Holdings. The General Partner may also receive additional compensation if approved by the Board of Directors of the Company at the end of each fiscal year of the Company, based upon the overall performance of the Company. The Consulting Agreement expires five years from the Acquisition Date. On the Acquisition Date, the General Partner delegated its rights and obligations under the Consulting Agreement to CGW Southwest Management, L.L.C. (the “Management Company”), an affiliate of CGW. On the Acquisition Date, the Company also paid to the Management Company an investment banking fee of $1.35 million for its services in assisting the Company in structuring and negotiating the Transactions.

Messrs. Wahlen and Kitchen are each a director of the Company and a member of the General Partner. Mr. Wahlen is also a member of the Management Company.

Contract for Cleaning of Silicon Metal

During April 2000, the Company entered into a contract with Rhodes Metals for the cleaning of silicon metal. Rhodes Metals was selected as the vendor after another party who previously bid on the services proved unable to provide service to the Company. Norman Rhodes, the President of Rhodes Metals, is the brother-in-law of C. Edward Boardwine, our President and Chief Executive Officer. The total value of services provided by Rhodes Metals to the Company for the three months ended June 30, 2001 and 2000 was approximately $98,000 and $60,300, respectively, and for the six months ended June 30, 2001 and 2000 was approximately $196,000 and $60,300, respectively.

NOTE 8 – CREDIT AGREEMENTS

On March 31, 1998, in connection with the Acquisition, the Company entered into a Credit Agreement (the “Bank of America Credit Facility”) with NationsBank, N.A. (now Bank of America). The Bank of America Credit Facility provided revolving borrowings and letters of credit in an aggregate principal amount of $15.0 million, and included certain covenants regarding the Company’s financial performance. As a result of the excess supply of silicon metal in the domestic markets, the Company was unable to satisfy these financial covenants as of December 31, 2000. On or about January 12, 2001, Bank of America notified the Company that it would waive any default triggered by the Company’s inability to satisfy the financial covenants contained in the Credit Facility as of December 31, 2000. In exchange for such waiver, Bank of America asked that Simcala agree to replace the Bank of America Credit Facility with a reimbursement agreement (the “Reimbursement Agreement”) governing the letter of credit (the “L/C”) issued to support the Company’s Industrial Revenue Bonds (“IRBs”). Subject to the condition that the L/C remain fully cash collateralized, Bank of America renewed the L/C for one year. Bank of America and the Company entered into the Reimbursement Agreement as of January 12, 2001. Under the Reimbursement Agreement, Simcala will not have access to the additional $8.9 million of credit previously available under the Bank of America Credit Facility.

Subsequent to the replacement of the Bank of America Credit Facility, the Company entered into negotiations with CIT Business Credit (“CIT”) for a new credit facility (the “CIT Credit Facility”). Negotiations and documentation were completed and the CIT Credit Facility was fully available on June 29, 2001. The CIT Credit Facility, the initial term of which is two years, provides the Company with $10.0 million in available credit, $6.2 million of which is reserved to provide for the L/C issued by the Company. As part of the negotiations, Bank of America, CIT, and the Company reached an agreement whereby the L/C currently issued by Bank of America will remain outstanding. In exchange for the continuation of the L/C, CIT has agreed to assume the credit risk of the L/C and to indemnify Bank of America from any risk therefrom. In exchange for this guarantee, the Company has agreed to post cash collateral for that portion of the $10.0 million credit facility that is reserved for the L/C and to pledge that cash collateral to CIT for as long as the L/C remains guaranteed by CIT. The remaining portion of the CIT Credit Facility is supported by the Company’s accounts receivable and inventories and is available to the Company based on certain advance rates against those assets

Loan Covenants

The agreement governing the CIT Credit Facility and the indenture (the “Indenture”) governing the Company’s 9 5/8% Senior Notes due 2006 (the “Notes”) limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments, or to take advantage of business opportunities.

The CIT credit facility contains covenants requiring the maintenance of a minimum “Interest Coverage Ratio,” a maximum “Secured Obligations to earnings before interest, taxes, depreciation and amortization (“EBITDA”) Ratio,” and a cross-default provision over the life of the agreement.

The “Interest Coverage Ratio” as of the last day of each fiscal quarter of the Company must be greater than or equal to:

Fiscal Year	March 31	June 30	September 30	December 31

2001	na	0.60	0.75	0.85

2002	0.85	0.85	0.85	0.85

2003	0.85	1.00	1.00	1.00

thereafter	1.00	na	na	na

Interest Coverage Ratio is defined generally to mean the ratio of the Company’s consolidated EBITDA to its consolidated interest expense for the twelve-month period ending on the last day of any fiscal quarter of the Company.

The “Secured Obligations to EBITDA Ratio” as of the last day of each fiscal quarter of the Company must be less than or equal to:

Fiscal Year	March 31	June 30	September 30	December 31

2001	na	2.25	2.00	1.50

2002	1.50	1.50	1.50	1.50

2003	1.50	1.50	1.50	1.50

thereafter	1.50	na	na	na

Secured Obligations to EBITDA Ratio is defined generally to mean the ratio of the Company’s secured indebtedness to its consolidated EBITDA for the twelve-month period ending on the last day of any fiscal quarter of the Company.

The cross-default clause provides that the occurrence of an event of default under credit agreements involving a certain amount of indebtedness, such as the Indenture and the IRBs, would also constitute an event of default under the CIT Credit Facility.

As of June 30, 2001, the Company was in compliance with the Interest Coverage Ratio and the Secured Obligations to EBITDA Ratio. Also as of June 30, 2001, no events of default had occurred under the Company’s credit agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following is a discussion of the Company’s results of operations. The discussion is based upon the three-month and six-month periods ended June 30, 2001 in comparison to those same periods ended June 30, 2000. Percentage changes included in the following narrative paragraphs of this Item 2 are based on the figures included in the consolidated financial statements.

The table below sets forth certain statement of operations information as a percentage of net sales during the three month and six month periods ended June 30, 2001 and June 30, 2000:

	Six months ended	Six months ended	Three months ended	Three months ended
	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	94.0	88.0	96.8	89.4

Gross profit	6.0	12.0	3.2	10.6

Selling and administrative expenses	6.9	8.1	7.6	8.3

Operating income (loss)	(0.9)	3.9	(4.4)	2.3

Interest expense	15.3	16.8	16.9	16.7

Other income, net	(0.9)	(2.0)	(0.9)	(1.9)

Loss before income taxes	(15.3)	(10.9)	(20.4)	(12.5)

Income tax benefit	(3.7)	(2.3)	(4.9)	(2.8)

Net Profit (loss)	(11.6)%	(8.6)%	(15.5)%	(9.7)%

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net Sales

Net sales were unchanged in the three months ended June 30, 2001 compared to the same period in 2000, at $12.3 million. The Company experienced a small increase in sales volume in the second quarter of 2001, although this volume increase was offset by a reduction in average selling prices for all grades of silicon metal. In addition, the Company’s sales mix changed with more aluminum grade silicon being sold in the second quarter of 2001. Production of silicon metal in the second quarter of 2001 was 9,686 metric tons, compared with 9,185 metric tons produced in the second quarter of 2000, an increase of 5.5%. The higher production tonnage resulted from improved operating efficiencies on all of the Company’s furnaces in the second quarter of 2001.

Gross Profit

Gross profit decreased by $1.0 million, or 70.0%, to $0.4 million in the second quarter of 2001 as compared to $1.4 million in the same period in 2000. The gross profit margin decreased to 3.2% in the second quarter of 2001 from 10.6% in the same period in 2000. These decreases were principally due to the lower sales prices and the change in sales mix discussed above.

Average selling price per metric ton decreased by 4.0% to $1,345 in the second quarter of 2001 from $1,402 in the same period in 2000 due to continued weakness in the secondary aluminum market and a continued influx of imported silicon, a condition which began in early 2000 and continues today. Average production cost per metric ton is essentially unchanged, at $1,186 in the second quarter of 2001 compared to $1,185 in the same period in 2000.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.1 million, or 9.8%, to $0.9 million in the second quarter of 2001 from $1.0 million in the same period in 2000. The decrease was primarily the result of an ongoing aggressive cost control program initiated by the Company in the third quarter of 2000.

Operating (Loss) Income

As a result of the above factors, income from operations decreased $0.8 million, or 288.2%, to a loss from operations of ($0.5) million in the second quarter of 2001 as compared to income from operations of $0.3 million in the same period of 2000. At the same time, the operating margin decreased to (4.4%) from 2.3% for the same period in the prior year.

Interest Expense

Interest expense was materially unchanged for the quarter ended June 30, 2001 when compared to the same period in 2000.

Other Income — Net

Other income — net decreased $0.1 million, or 50.6%, to $0.1 million in the second quarter of 2001 from $0.2 million in the same period in 2000. The decrease in other income was primarily due to lower interest income earned on short term investments because of reduced levels of cash available for investment and reduced “Mercedes” benefits realized by the Company in the second quarter of 2001. The Mercedes benefits recorded as Other Income stem from payroll withholding for Alabama income tax that is retained by the Company pursuant to an Alabama state law. The on-going strike by the United Steel Workers Union has significantly reduced the wages paid to eligible employees and, as a result, the amount of withholding for Alabama income tax.

Income Tax Benefit

The income tax benefit increased $0.3 million, or 73.5%, to $0.6 million in the second quarter of 2001 as compared to $0.3 million in the same period of 2000. The increase was primarily due to a larger taxable loss in the second quarter of 2001, as compared to the same period in 2000.

Net Loss

As a result of the above factors, the net loss for the three months ended June 30, 2001 was $1.9 million compared to a net loss of $1.2 million for the same period in 2000, an increase of $0.7 million, or 58.3%.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net Sales

Net sales increased by $2.3 million in the six months ended June 30, 2001, or 9.5%, to $26.9 million from $24.6 million for the same period in 2000. This increase was due principally to increased sales volume in the first quarter of 2001. The impact of this volume increase on net sales was partially offset by a reduction in average selling prices for all grades of silicon metal and a change in sales mix resulting in a larger percentage of sales of the Company’s lower priced products. Production of silicon metal in the first six months of 2001 was 16,811 metric tons, compared with 19,199 metric tons produced in the first six months of 2000, a decrease of 12.4%. The lower production tonnage resulted from the shutdown of one of the Company’s furnaces for most of the first quarter of 2001 and the shutdown of a furnace in late June of 2001 for normal maintenance. During the first quarter 2001 shutdown, the Company completed extensive maintenance on two of its three submerged-arc electric furnaces. Maintenance on the third furnace was completed during the shutdown which began in June.

Gross Profit

Gross profit decreased by $1.4 million, or 45.8%, to $1.6 million in the first six months of 2001 as compared to $1.4 million in the same period in 2000. The gross profit margin decreased to 6.0% in the first six months of 2001 from

12.0% in the same period in 2000. These decreases were principally due to the above-mentioned sales price and sales mix issues.

Average selling price per metric ton decreased to $1,356 in the first six months of 2001 from $1,402 in the same period in 2000 due to continued weakness in the secondary aluminum market and a continued influx of imported silicon, a condition which began in early 2000 and continues today. Average production cost per metric ton increased slightly to $1,147 in the first six months of 2001 from $1,144 in the same period in 2000. This increase resulted primarily from reduced production volume in the period due to the periodic shutdown of the Company’s furnaces for extended maintenance. The reduced volumes provide fewer tons over which to spread fixed costs, causing cost per ton to rise. This increase was offset to a large extent by improved production efficiencies with an aggressive cost control program implemented by the Company in the third quarter of 2000. The cost control program remains in effect today.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.1 million, or 6.4% to $1.9 million in the first six months of 2001 from $2.0 million in the same period in 2000. The decrease was primarily the result of an ongoing aggressive cost control program initiated by the Company in the third quarter of 2000.

Operating (Loss) Income

As a result of the above factors, income from operations decreased $1.2 million, or 126.8%, to a loss from operations of $0.3 million in the first six months of 2001 as compared to income from operations of $0.9 million in the same period of 2000, while the operating margin decreased to (0.9%) from 3.9% for the same period in the prior year.

Interest Expense

Interest expense was materially unchanged for the six months ended June 30, 2001 when compared to the same period in 2000.

Other Income — Net

Other income — net decreased $0.3 million, or 51.1%, to $0.2 million in the first six months of 2001 from $0.5 million in the same period in 2000. The decrease in other income was primarily due to lower interest income earned on short term investments because of reduced levels of cash available for investment and reduced Mercedes benefits realized by the Company in the first six months of 2001. The Mercedes benefits recorded as Other Income stem from payroll withholding for Alabama income tax that is retained by the Company pursuant to an Alabama state law. The on-going strike by the United Steel Workers Union has significantly reduced the wages paid to eligible employees and as a result, the amount of withholding for Alabama income tax.

Income Tax Benefit

The income tax benefit increased $0.4 million, or 75.7%, to $1.0 million in the first six months of 2001 as compared to $0.6 million in the same period of 2000. The increase was due to a larger taxable loss in the first six months of 2001, as compared to the same period in 2000.

Net Loss

As a result of the above factors, the net loss for the six months ended June 30, 2001 was $3.2 million compared to a net loss of $2.1 million for the same period in 2000, an increase of $1.1 million, or 52.4%.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations and available borrowings from lines of credit. The Company’s principal uses of liquidity are to fund operations and to meet debt service requirements.

Cash Flow from Operations

The Company’s cash flows from its operations are influenced by selling prices of its products, the volume of products sold, and raw materials costs. The Company’s cash flows are subject to wide fluctuation due to market supply factors driven by imports and other domestic market forces. Historically, the Company’s silicon metal business has experienced price fluctuations principally due to the competitive nature of two of its markets, the primary and secondary aluminum markets. In 1998, additional domestic production capacity was added by two competitors at a time when demand was not growing at historical rates. This additional capacity created an over supply of silicon metal in the domestic markets. This excess supply continues to depress prices in all aluminum markets in which the Company competes.

Cash and cash equivalents were $4.0 million and $1.0 million at June 30, 2001 and December 31, 2000, respectively. The increase in cash in the first six months of 2001 is the result of borrowings under the Company’s line of credit at the end of June 2001. Borrowing under the CIT line of credit completed the closing of the CIT Credit Facility. The borrowing was repaid in early July.

Depreciation and amortization increased to $3.4 million in the first six months of 2001 compared to $3.2 million for the same period in 2000. The increase resulted from normal increases in depreciation stemming from regular capital spending.

In the first six months of 2001, net cash provided by operating activities was $1.6 million compared to a use of cash of ($1.4) million in the first six months of 2000. The increase in the first six months of 2001 resulted primarily from a reduction in inventory, although this was partially offset by the Company’s net loss, a reduction in accounts payable and an increase in accrued expenses. In the first six months of 2001 and 2000, net cash used in investing activities was $1.7 million and $2.0 million, respectively, reflecting capital spending during the corresponding periods of each year. In the first six months of 2001, net cash provided by financing activities was $3.0 million, compared to a significant amount for the same period in 2000. The increase in cash provided by financing activities in the first six months of 2001 is the direct result of borrowings under the CIT Credit Facility entered into on June 29, 2001. Net cash used in financing activities in both periods was insignificant.

The Senior Notes

On March 31, 1998 (the “Acquisition Date”), SAC Acquisition Corp., a Georgia corporation (“SAC”) and then wholly-owned subsidiary of SIMCALA Holdings, Inc., a Georgia corporation (“Holdings”), acquired all of the outstanding capital stock of the company (the “Acquisition”) from its stockholders for a cash payment of approximately $65.3 million. The aggregate purchase price paid by SAC for the acquisition was financed in party with the net proceeds of a $75,000,000 offering (the “Offering”) of the Company’s 9 5/8% Senior Notes due 2006 (the “Notes”). Immediately following the Acquisition, SAC merged with and into the Company, with the Company being the surviving corporation (the “Merger”). As a result of the Merger, the Company became the obligor of the Notes and a wholly-owned subsidiary of Holdings.

Ongoing interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $75.0 million borrowed under the Notes, the Company is required to make semiannual interest payments of approximately $3.6 million over the life of the Notes. On April 16, 2001, the Company failed to pay to the Bank of New York, the trustee for the Notes (the “Trustee”), a semi-annual interest payment of approximately $3.6 million. By letter dated April 17, 2001, the Company notified the Trustee of the missed interest payment, and indicated that the Company would make a payment of the overdue interest, as well as interest on the overdue interest, on May 15, 2001 (the “New Payment Date”). The Company made the payment on the New Payment Date. As a result, the failure to make a timely payment on April 16, 2001 did not constitute an Event of Default under the terms of the indenture (the “Indenture”) governing the Notes.

On April 19, 2001, at the Company’s request, the Trustee distributed a notice to holders of the Notes informing them of the missed interest payment and the New Payment Date. For further information concerning this issue, see the Form 8-K filed by the Company on April 18, 2001.

Credit Agreements

On March 31, 1998, in connection with the Acquisition, the Company entered into a Credit Agreement (the “Bank of America Credit Facility”) with NationsBank, N.A. (now Bank of America). The Bank of America Credit Facility provided revolving borrowings and letters of credit in an aggregate principal amount of $15.0 million, and included certain covenants regarding the Company’s financial performance. As a result of the excess supply of silicon metal in the domestic markets, the Company was unable to satisfy these financial covenants as of December 31, 2000. On or about January 12, 2001, Bank of America notified the Company that it would waive any default triggered by the Company’s inability to satisfy the financial covenants contained in the Credit Facility as of December 31, 2000. In exchange for such waiver, Bank of America asked that Simcala agree to replace the Bank of America Credit Facility with a reimbursement agreement (the “Reimbursement Agreement”) governing the letter of credit (“L/C”) issued to support the Company’s Industrial Revenue Bonds (“IRBs”). Subject to the condition that the L/C remain fully cash collateralized, Bank of America renewed the L/C for one year. Bank of America and the Company entered into the Reimbursement Agreement as of January 12, 2001. Under the Reimbursement Agreement, Simcala will not have access to the additional $8.9 million of credit previously available under the Bank of America Credit Facility.

Subsequent to the replacement of the Bank of America Credit Facility, the Company entered negotiations with CIT Business Credit (“CIT”) for a new credit facility (the “CIT Credit Facility”). Negotiations and documentation of the CIT Credit Facility were completed and the new credit facility became fully available on June 29, 2001. The CIT Credit Facility, the initial term of which is two years, provides the Company with $10.0 million in available credit, $6.2 million of which is reserved to provide for the L/C issued by the Company. As part of the negotiations, Bank of America, CIT and the Company reached an agreement whereby the L/C currently issued by Bank of America will remain outstanding. In exchange for the continuation of the L/C, CIT has agreed to assume the credit risk of the L/C and to indemnify Bank of America from any risk therefrom. In exchange for this guarantee, the Company has agreed to post cash collateral for that portion of the $10.0 million credit facility that is reserved for the L/C and to pledge that cash collateral to CIT for as long as the L/C remains guaranteed by CIT. The remaining portion of the CIT Credit Facility is supported by the Company’s accounts receivable and inventories and is available to the Company based on certain advance rates against those assets.

The IRB Financing

In connection with the Company’s IRB Financing, the Company has agreed to pay the principal of, premium, if any, and interest on, the IRBs, which mature on December 1, 2019. Interest on the IRBs, which is payable monthly, currently accrues at a rate which resets every seven days as determined by Merchant Capital, L.L.C., the remarketing agent for the IRB Financing. Merchant Capital evaluates certain factors, including, among others, market interest rates for comparable securities, other financial market rates and indices, general financial market conditions, the credit standing of the Company and the bank issuing the letter of credit, which provides credit support for the IRBs, and other relevant facts regarding the Facility. However, interest borne by the IRBs cannot exceed the lower of 15% per annum and the maximum rate per annum specified in any letter of credit which provides credit support for the IRBs. As of June 30, 2001, interest on the IRBs accrued at a rate equal to approximately 3.85% per annum.

Capital Resources

With respect to ongoing capital spending, the Company expects to spend approximately $2.5 million to $3.0 million annually to upgrade its furnaces and other production facilities. The Company’s manufacturing facility presently contains three identical 20 megawatt submerged-arc electric furnaces with an annual capacity in excess of 36,000 metric tons of silicon metal and 16,000 metric ton of microsilica. As reported in the 10-K for the year ended December 31, 2000, the Company has recently decided not to pursue its plan to construct a fourth furnace, in light of declining market prices and improved production efficiencies.

Loan Covenants

The agreement governing the CIT Credit Facility and the Indenture, limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments, or to take advantage of business opportunities. The CIT credit facility contains covenants requiring the maintenance of a minimum “Interest Coverage Ratio,” a maximum “Secured

Obligations to earnings before interest, taxes, depreciation and amortization (“EBITDA”) Ratio,” and a cross-default provision over the life of the agreement.

The “Interest Coverage Ratio” as of the last day of each fiscal quarter of the Company must be greater than or equal to:

Fiscal Year	March 31	June 30	September 30	December 31

2001	Na	0.60	0.75	0.85

2002	0.85	0.85	0.85	0.85

2003	0.85	1.00	1.00	1.00

Thereafter	1.00	na	na	na

Interest Coverage Ratio is defined generally to mean the ratio of the Company’s consolidated EBITDA to its consolidated interest expense for the twelve-month period ending on the last day of any fiscal quarter of the Company.

The “Secured Obligations to EBITDA Ratio” as of the last day of each fiscal quarter of the Company must be less than or equal to:

Fiscal Year	March 31	June 30	September 30	December 31

2001	Na	2.25	2.00	1.50

2002	1.50	1.50	1.50	1.50

2003	1.50	1.50	1.50	1.50

Thereafter	1.50	na	na	na

Secured Obligations to EBITDA Ratio is defined generally to mean the ratio of the Company’s secured indebtedness to its consolidated EBITDA for the twelve-month period ending on the last day of any fiscal quarter of the Company.

The cross-default clause provides that the occurrence of an event of default under credit agreements involving a certain amount of indebtedness, such as the Indenture and the IRBs, would also constitute an event of default under the CIT Credit Facility.

As of June 30, 2001, the Company was in compliance with the Interest Coverage Ratio and the Secured Obligations to EBITDA Ratio. Also as of June 30, 2001, no events of default had occurred under the Company’s credit agreements.

The covenants contained in the Indenture governing the Notes also impose restrictions on the operation of the Company’s business. The Indenture contains a limitation on the ability of the Company and its subsidiaries to incur additional indebtedness. This limitation is tied, in part, to the Company’s “Fixed Charge Coverage Ratio.” For any period, the Fixed Charge Coverage Ratio generally consists of the ratio of (x) the Company’s consolidated net income during such period (subject to certain adjustments), to (y) certain fixed charges (generally determined on a consolidated basis) during such period. The Indenture provides that the Company will not, and will not permit its subsidiaries to, incur “Indebtedness” or issue “Disqualified Stock,” subject to the following exceptions. The Company may incur any amount of Indebtedness or issue any amount of Disqualified Stock if, during its most recently ended four fiscal quarters for which internal financial statements are available immediately prior to such incurrence or issuance, the Company’s Fixed Charge Coverage Ratio would have been at least (A) 2.0 to 1 on or prior to April 15, 2000, and (B) 2.25 to 1 after April 15, 2000 (determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if the additional Indebtedness or Disqualified Stock had been incurred or issued, as the case may be, at the beginning of such four-quarter period). If the Company’s Fixed Charge Coverage Ratio does not meet these levels (i.e., the ratio is less than 2.0 to 1 and 2.25 to 1 for the periods indicated, respectively), the Company and its subsidiaries may only incur certain types of indebtedness. As of June 30, 2001, the Fixed Charge Coverage Ratio for the most recently ended four fiscal quarter period was less than 2.25 to 1, on a pro forma basis.

Forward-Looking Statements

Certain of the matters discussed in this document, particularly regarding anticipating future financial performance, business prospects, growth and operating strategies, the effects of the Acquisition on the Company and similar matters, and those preceded by, followed by or that otherwise include the words “may,” “would,” “could,” “will,” “believes,” “expects,” “anticipates,” “plans,” “intends,” “estimates,” or similar expressions or variations thereof may constitute “forward-looking statements” for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. A variety of factors, including without limitation those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in Item 7 of the Company’s Annual Report on Form 10-K, and in other filings by the Company with the Securities and Exchange Commission, may affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

All financial instruments and positions held by the Company are held for purposes other than trading.

The fair value of the Company’s long-term debt and capital leases is affected by changes in interest rates. The carrying value of the Company’s long-term debt and capital leases was established on March 31, 1998. The Company determines market value using a tiered approach based on quoted market prices. The following presents the sensitivity of the fair value of the Company’s long-term debt and capital leases to a hypothetical 10% decrease in interest rates as of June 30, 2001 and December 31, 2000.

			Hypothetical
	Carrying	Fair	Increase in
June 30, 2001	Value	Value (a)	Fair Value (b)

Long-term debt and capital leases, including current portion	$81,012,157	$20,612,157	$22,232,157

December 31, 2000 Long-term debt and capital leases, including, current portion	$81,020,068	$34,345,068	$37,492,290

(a)	Based on quoted market prices for these or similar items.
(b)	Calculated based on the change in discounted cash flow.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 8, 2001, Holdings, as the sole stockholder of the Company, executed a written consent in lieu of an annual meeting providing for the election of Messrs. Garrison M. Kitchen, Edwin A. Wahlen, Jr., and C. Edward Boardwine as directors of the Company.

ITEM 5. OTHER INFORMATION.

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description

10.1	Financing Agreement dated June 15, 2001 by and between The CIT Group/Business Credit, Inc. and Simcala, Inc.

     (b)  Reports on Form 8-K

     On April 18, 2001, the Company filed a Current Report on Form 8-K, in which it reported certain events regarding interest payments due under its 9 5/8% Senior Notes due 2006.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMCALA, Inc.

Date: August 14, 2001	/s/ R. Myles Cowan

R. Myles Cowan Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)