Form 10-Q
period 2001-09-30
SIMCALA INC
filed 2001-11-14
CIK 941174

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                  OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                             -------    -------
                        COMMISSION FILE NUMBER: 333-53791

                                  SIMCALA, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  34-1780941
       (State of incorporation)             (I.R.S. Employer Identification No.)

          1940 OHIO FERRO ROAD
           MT. MEIGS, ALABAMA                              36057
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (334) 215-7560

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's Common Stock outstanding as of November 14, 2001 was 10,889.

================================================================================

PART I. FINANCIAL INFORMATION*

ITEM 1. FINANCIAL STATEMENTS

                                    SIMCALA, INC.
                               CONDENSED BALANCE SHEETS

                                                                                    September 30, 2001    December 31, 2000
ASSETS                                                                                  (unaudited)
---------------------------------------------------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents                                                         $ 1,729,191          $    989,201
      Accounts receivable                                                                 4,698,684             5,318,822
      Inventories                                                                         3,212,274             7,862,051
      Other current assets                                                                  992,860               435,741
---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     10,633,009            14,605,815

Restricted Cash                                                                           6,163,486             6,214,883

Property, Plant and Equipment, net of accumulated
      depreciation of $15,108,865 and $11,666,262, at
      September 30, 2001 and December 31, 2000, respectively                             14,851,540            47,845,256

Deferred Debt Issuance Costs, net of accumulated
      amortization of $2,334,505 and $1,834,254 as
      of September 30, 2001 and December 30, 2000                                         3,287,770             3,501,756

Goodwill, net of accumulated amortization of
      $3,813,401 as of December 31, 2000                                                         --            31,111,861
---------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                            $34,935,805          $103,279,571
===========================================================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
        Accounts payable                                                                $2,348,851$             4,567,595
        Accrued expenses and deferred revenue                                             1,788,823               724,603
        Accrued interest payable                                                          3,321,023             1,548,441
        Senior Notes                                                                     75,000,000
        Current maturities of capital leases                                                  9,572                13,038
---------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                82,408,269             6,853,677

Long Term Debt and Capital Leases - Net of Current Portion                                6,000,000            81,007,030
Deferred Income Taxes                                                                            --             8,453,688
---------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                       $88,468,269          $ 96,314,395
---------------------------------------------------------------------------------------------------------------------------

Stockholder's Equity (Deficit)
Preferred Stock (Series B preferred stock, 3,000 shares authorized,
       none issued and outstanding, $1.00 par value)                                             --                    --
Common stock, 20,000 shares authorized - 10,889 shares
      issued and outstanding, par value $.01 per share                                          109                   109
Additional paid-in capital                                                               18,806,891            18,806,891
Accumulated deficit                                                                     (72,339,404)          (11,841,824)
---------------------------------------------------------------------------------------------------------------------------
      Total stockholder's equity (deficit)                                              (53,532,404)            6,965,176
---------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity (Deficit)                                    $34,935,805          $103,279,571
===========================================================================================================================

* See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                         CONDENSED STATEMENTS OF INCOME
                  FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                                     Three months ended   Three months ended
                                                                                     September 30, 2001   September 30, 2000
                                                                                         (unaudited)         (unaudited)
----------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                               $ 10,739,778         $ 12,206,606
Cost of Goods Sold (including impairment
         charges of $31,727,941 in 2001)                                                  42,607,320           11,823,115
----------------------------------------------------------------------------------------------------------------------------
      Gross Profit (Loss)                                                                (31,867,542)             383,491
Selling and Administrative Expenses (including
         impairment charge of $30,064,104 in 2001)                                        30,983,541              989,508
----------------------------------------------------------------------------------------------------------------------------
      Operating Loss                                                                     (62,851,083)            (606,017)
Interest Expense                                                                           2,059,827            2,072,784
Other Income, Net                                                                           (106,459)            (225,231)
----------------------------------------------------------------------------------------------------------------------------
      Loss before Income Taxes                                                           (64,804,451)          (2,453,570)
Income Tax Benefit                                                                         7,464,212              658,776
----------------------------------------------------------------------------------------------------------------------------
      Net Loss                                                                          $(57,340,239)        $ (1,794,794)
============================================================================================================================

See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                         CONDENSED STATEMENTS OF INCOME
                  FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                                     Nine months ended    Nine months ended
                                                                                     September 30, 2001   September 30, 2000
                                                                                         (unaudited)         (unaudited)
----------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                               $ 38,307,497         $ 37,357,348
Cost of Goods Sold (including impairment
         charges of $31,727,941 in 2001)                                                  68,574,985           34,023,155
----------------------------------------------------------------------------------------------------------------------------
      Gross Profit (Loss)                                                                (30,267,488)           3,334,193
Selling and Administrative Expenses (including
         impairment charge of $30,064,104 in 2001)                                        32,842,591            2,975,373
----------------------------------------------------------------------------------------------------------------------------
      Operating Income (Loss)                                                            (63,110,079)             358,820
Interest Expense                                                                           6,183,051            6,207,936
Other Income, Net                                                                           (345,413)            (713,996)
----------------------------------------------------------------------------------------------------------------------------
      Loss before Income Taxes                                                           (68,947,717)          (5,135,120)
Income Tax Benefit                                                                         8,450,077            1,219,831
----------------------------------------------------------------------------------------------------------------------------
      Net Loss                                                                          $(60,497,640)        $ (3,915,289)
============================================================================================================================

                                  SIMCALA, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                  FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                                     Nine months ended    Nine months ended
                                                                                     September 30, 2001   September 30, 2000
                                                                                         (unaudited)         (unaudited)
----------------------------------------------------------------------------------------------------------------------------
  Net loss                                                                              $(60,497,640)        $(3,915,289)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                        4,704,346           4,826,559
      Non-cash impairment charge                                                          61,792,045                  --
   Change in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                           620,138            (173,824)
        (Increase) decrease in inventories                                                 4,649,777          (3,154,707)
        Increase in other assets                                                            (557,119)           (346,693)
        Decrease in deferred income taxes                                                 (8,453,687)         (1,219,830)
        Increase in accounts payable and accrued expenses                                    618,056           2,417,623
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                        2,875,916          (1,566,161)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities -
  Purchase of property, plant and equipment                                               (2,176,828)         (2,319,233)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (2,176,828)         (2,319,233)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities -
  Decrease (increase) in restricted cash                                                      51,397            (290,776)
  Payments on non-interest-bearing debt                                                      (10,495)            (10,357)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                           40,902            (301,133)
----------------------------------------------------------------------------------------------------------------------------

Change in Cash and Cash Equivalents                                                          739,990          (4,186,527)
Cash and Cash Equivalents at Beginning of Period                                             989,201           9,819,378
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                              $  1,729,191         $ 5,632,851
============================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                                            $  3,987,660         $ 4,046,310
                                                                                        ------------         -----------

See Notes to Condensed Financial Statements.

                                  SIMCALA, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements of SIMCALA, Inc. have been prepared in accordance with the instructions for Form 10-Q and therefore, do not include all information on footnotes that generally accepted accounting principles require for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the unaudited condensed financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation of the interim period presented. Operating results for the nine-months ended September 30, 2001 are not necessarily indicative of operating results for the entire year ending December 31, 2001. The Company is not currently able to meet debt service requirements and has not paid interest due October 15, 2001 on its Senior Notes 9 5/8% due 2006 (the "Notes"). The Company expects that its existing cash balances are sufficient for its operating needs for the foreseable future. However, with its ability to borrow under its line of credit presently suspended, existing cash balances are insufficient to meet the Company's debt requirements without successful renegotiation with the holders of the Notes (See note 3).

NOTE 2 - IMPAIRMENT LOSSES

In September 2001, the Company recorded a non-cash accounting charge related to an impairment of certain long-lived assets as required by SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a result of the continuing poor market conditions, the Company's view that it now expects such conditions to continue in the near term, indications of reduced needs of the Company's largest customer, and changes in the Company's business leading to a restructuring of the Company's senior notes, analyses were prepared to determine if there was impairment of any long-lived assets and certain assets, including acquisition goodwill. These assets were associated with the fixed assets relating to our production and the goodwill associated with the acquisition of the Company. The revised carrying values of these assets were calculated using valuation techniques considered appropriate by the Company and resulted in a pre-tax non-cash charge of $61,792,045, which includes the write-off of goodwill in the amount of $30,064,104 and write down of the property, plant and equipment of $31,727,941. The impairment losses are based on Company's estimates of fair value.

The SFAS 121 charge had no impact on the Company's 2001 cash flow or its ability to generate cash flow in the future. As a result of the SFAS 121 charge, depreciation and amortization will decrease in future periods.

NOTE 3 - DEBT RESTRUCTURING

As a result of unfavorable business conditions, the Company did not make the interest payment due on October 15, 2001 on the Notes. As a result, the Company has had preliminary discussions with the holders of the Notes regarding the restructuring of the debt. The Company and its financial advisors are presently developing a proposal to present to the holders of the senior notes which will substantially change the terms of the Notes or exchange the Notes for other securities, if accepted. The outcome of these discussions cannot be predicted.

Additionally, as a result of these discussions and the terms of the Company's credit agreements, the Notes have been reclassified as a current liability.

NOTE 4 - ORGANIZATION AND OPERATIONS

The Company is a producer of silicon metal for sale to the aluminum and silicones industries. The Company sells to customers in these industries who are located primarily throughout the United States. During the nine months ended September 30, 2001 and the nine months ended September 30, 2000, three customers accounted for 49%, 23%, and 14% and 51%, 25%, and 8% of net sales, respectively. At September 30, 2001 and December 31, 2000, three customers accounted for 49%, 17%, and 13% and 34%, 32%, and 12%, respectively, of outstanding receivables.

Credit is extended based on an evaluation of the customer's financial condition. The Company maintains credit insurance for all customer accounts receivable.

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company's accounting policies, please refer to the Company's Form 10-K for the year ended December 31, 2000.

NOTE 6 - INVENTORIES

As of September 30, 2001 and December 31, 2000, inventories consisted of the following:

                                September 30,     December 31,
                                     2001             2000
                                 (unaudited)
                                -------------     ------------
Raw Materials                    $  812,445        $  714,551
Finished Goods                    2,103,829         6,851,500
Supplies                            296,000           296,000
                                 ----------        ----------
                                 $3,212,274        $7,862,051
                                 ==========        ==========

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 (as amended by SFAS 137 and SFAS
138) was effective January 1, 2001. The Company's adoption of SFAS 133 on January 1, 2001 had no impact on its financial position or results of operations, as the Company has no derivative instruments.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 142, "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS 142 establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. ("APB") 17, "Intangible Assets." SFAS 142 also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. The Company intends to adopt SFAS 142 effective January 1, 2002. The Company does not believe that the new pronouncement will have a significant impact on the financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for the impairment or disposal of long-lived assets, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. SFAS 144, which supersedes SFAS 121, will become effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS 144 on its financial statements.

NOTE 8 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified for comparative purposes.

NOTE 9 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH CGW, ITS AFFILIATES AND CERTAIN STOCKHOLDERS

On March 31, 1998 (the "Acquisition Date") in connection with the acquisition (the "Acquisition") of the Company by SAC Acquisition Corp. ("SAC"), a Georgia corporation and then wholly-owned subsidiary of Simcala Holdings, Inc. ("Holdings"), CGW Southeast III, L.L.C. (the "General Partner") entered into a consulting agreement (the

"Consulting Agreement") with the Company whereby the Company pays the General Partner a monthly retainer fee of $15,000 for financial and management consulting services. That monthly retainer fee will no longer be paid after September 30, 2001. The General Partner is the general partner of CGW Southeast Partners III, L.P. ("CGW"), which in turn holds a controlling interest in Holdings. The General Partner may also receive additional compensation if approved by the Board of Directors of the Company at the end of each fiscal year of the Company, based upon the overall performance of the Company. The Consulting Agreement expires five years from the Acquisition Date. On the Acquisition Date, the General Partner delegated its rights and obligations under the Consulting Agreement to CGW Southeast Management, L.L.C. (the "Management Company"), an affiliate of CGW.

Messrs. Wahlen and Kitchen are each a director of the Company and a member of the General Partner. Mr. Wahlen is also a member of the Management Company.

CONTRACT FOR CLEANING OF SILICON METAL

During April 2000, the Company entered into a contract with Rhodes Metals for the cleaning of silicon metal. Rhodes Metals was selected as the vendor after another party who previously bid on the services proved unable to provide service to the Company. Norman Rhodes, the President of Rhodes Metals, is the brother-in-law of C. Edward Boardwine, our President and Chief Executive Officer. The total value of services provided by Rhodes Metals to the Company for the three months ended September 30, 2001 and 2000 was approximately $67,000 and $107,000, respectively, and for the nine months ended September 30, 2001 and 2000 was approximately $212,000 and $174,000, respectively.

NOTE 10 - CREDIT AGREEMENTS

On March 31, 1998, in connection with the Acquisition, the Company entered into a Credit Agreement (the "Bank of America Credit Facility") with NationsBank, N.A. (now Bank of America). The Bank of America Credit Facility provided revolving borrowings and letters of credit in an aggregate principal amount of $15.0 million, and included certain covenants regarding the Company's financial performance. As a result of the excess supply of silicon metal in the domestic markets, the Company was unable to satisfy these financial covenants as of December 31, 2000. On or about January 12, 2001, Bank of America notified the Company that it would waive any default triggered by the Company's inability to satisfy the financial covenants contained in the Credit Facility as of December 31, 2000. In exchange for such waiver, Bank of America asked that Simcala agree to replace the Bank of America Credit Facility with a reimbursement agreement (the "Reimbursement Agreement") governing the letter of credit (the "L/C") issued to support the Company's Industrial Revenue Bonds ("IRBs"). Subject to the condition that the L/C remain fully cash collateralized, Bank of America renewed the L/C for one year. Bank of America and the Company entered into the Reimbursement Agreement as of January 12, 2001. Under the Reimbursement Agreement, Simcala will not have access to the additional $8.9 million of credit previously available under the Bank of America Credit Facility.

Subsequent to the replacement of the Bank of America Credit Facility, the Company entered into negotiations with CIT Business Credit ("CIT") for a new credit facility (the "CIT Credit Facility"). Negotiations and documentation were completed and the CIT Credit Facility was fully available on June 29, 2001. The CIT Credit Facility, the initial term of which is two years, provides the Company with $10.0 million in available credit, $6.2 million of which is reserved to provide for the L/C issued by the Company. As part of the negotiations, Bank of America, CIT, and the Company reached an agreement whereby the L/C currently issued by Bank of America will remain outstanding. In exchange for the continuation of the L/C, CIT has agreed to assume the credit risk of the L/C and to indemnify Bank of America from any risk therefrom. In exchange for this guarantee, the Company has agreed to post cash collateral for that portion of the $10.0 million credit facility that is reserved for the L/C and to pledge that cash collateral to CIT for as long as the L/C remains guaranteed by CIT. The remaining portion of the CIT Credit Facility which is supported by the Company's accounts receivable and inventories, has been suspended and no borrowings are available thereunder pending successful completion of the debt restructuring negotiations with the holders of the senior notes (See note 3). CIT has indicated to the Company that the CIT Credit Facility would be fully available in the event of a successful restructuring but there are no assurances that CIT will continue to make the line available to the Company.

Loan Covenants

The agreement governing the CIT Credit Facility and the indenture (the "Indenture") governing the Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments, or to take advantage of business opportunities.

The CIT credit facility contains covenants requiring the maintenance of a minimum "Interest Coverage Ratio," a maximum "Secured Obligations to earnings before interest, taxes, depreciation and amortization ("EBITDA") Ratio," and a cross-default provision over the life of the agreement.

         The "Interest Coverage Ratio" as of the last day of each fiscal quarter of the Company must be greater than or equal to:

         ---------------------------------------------------------------------------------------------
             Fiscal Year        March 31          June 30          September 30        December 31
         ---------------------------------------------------------------------------------------------
               2001                 na              0.60                0.75               0.85
         ---------------------------------------------------------------------------------------------
               2002               0.85              0.85                0.85               0.85
         ---------------------------------------------------------------------------------------------
               2003               0.85              1.00                1.00               1.00
         ---------------------------------------------------------------------------------------------
            thereafter            1.00               na                  na                 na
         ---------------------------------------------------------------------------------------------

Interest Coverage Ratio is defined generally to mean the ratio of the Company's consolidated EBITDA to its consolidated interest expense for the twelve-month period ending on the last day of any fiscal quarter of the Company.

         The "Secured Obligations to EBITDA Ratio" as of the last day of each fiscal quarter of the Company must be less than or equal to:

         ---------------------------------------------------------------------------------------------
             Fiscal Year        March 31          June 30          September 30        December 31
         ---------------------------------------------------------------------------------------------
               2001                 na              2.25                2.00               1.50
         ---------------------------------------------------------------------------------------------
               2002               1.50              1.50                1.50               1.50
         ---------------------------------------------------------------------------------------------
               2003               1.50              1.50                1.50               1.50
         ---------------------------------------------------------------------------------------------
            thereafter            1.50               na                  na                 na
         ---------------------------------------------------------------------------------------------

Secured Obligations to EBITDA Ratio is defined generally to mean the ratio of the Company's secured indebtedness to its consolidated EBITDA for the twelve-month period ending on the last day of any fiscal quarter of the Company.

The cross-default clause provides that the occurrence of an event of default under credit agreements involving a certain amount of indebtedness, such as the Indenture and the IRBs, would also constitute an event of default under the CIT Credit Facility.

As of September 30, 2001, the Company was not in compliance with the Interest Coverage Ratio but was in compliance with the Secured Obligations to EBITDA Ratio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following is a discussion of the Company's results of operations. The discussion is based upon the three-month and nine-month periods ended September 30, 2001 in comparison to those same periods ended September 30, 2000. Percentage changes included in the following narrative paragraphs of this Item 2 are based on the figures included in the consolidated financial statements.

The table below sets forth certain statement of operations information as a percentage of net sales during the three- month and nine-month periods ended September 30, 2001 and September 30, 2000:

                                              Nine months       Nine months     Three months     Three months
                                                 ended            ended            ended            ended
                                              September 30,    September 30,    September 30,    September 30,
                                                  2001             2000             2001             2000
                                              ----------------------------------------------------------------
Net sales                                           100.0%         100.0%          100.0%            100.0%
Cost of goods sold                                  179.0           91.1           396.7              96.9
                                                    -----           ----           -----             -----

Gross profit (loss)                                 (79.0)           8.9          (296.7)              3.1
Selling and administrative
expenses                                             85.7            8.0           288.5               8.1
                                                    -----           ----           -----             -----
Operating loss                                     (164.7)           0.9          (585.2)             (5.0)
Interest expense                                     16.1           16.6            19.2              17.0
Other income, net                                    (0.9)          (1.9)           (1.0)             (1.8)
                                                    -----           ----           -----             -----

Loss before income taxes                           (179.9)         (13.8)         (603.4)            (20.2)
Income tax benefit                                   22.1            3.3            69.5               5.4
                                                    -----           ----           -----             -----

Net Loss                                           (157.8)%        (10.9)%        (533.9)%           (14.8)%
                                                  ========================================================

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES

Net sales decreased by $1.5 million, or 12.0%, to $10.7 million in the three months ended September 30, 2001 compared to $12.2 million in the same period in 2000. The Company experienced a decrease in sales volume in the third quarter of 2001, although this volume decrease was partially offset by an increase in average selling prices for all grades of silicon metal. In the third quarter, the Company's sales mix changed as a result of the volume reduction with more chemical grade silicon being sold in the third quarter of 2001. This change in sales mix accounts for the increase in average selling price. Production of silicon metal in the third quarter of 2001 was 6,590 metric tons, compared with 9,799 metric tons produced in the third quarter of 2000, a decrease of 32.8%. The lower production tonnage resulted from the shutdown of one of the Company's furnaces in the third quarter of 2001 for extended maintenance. Although that maintenance has been completed, the furnace remains shutdown due to unfavorable market conditions.

GROSS PROFIT

Gross profit decreased by $32.3 million, to a gross loss of ($31.9) million in the third quarter of 2001 as compared to gross profit $0.4 million in the same period in 2000. The gross profit margin decreased to (296.7%) in the third quarter of 2001 from 3.1% in the same period in 2000. These decreases were principally due to an asset impairment write-off of $31.7 million taken in the third quarter of 2001. For more information on this write-off, see Note 2 to the Condensed Financial Statements.

Average selling price per metric ton increased by 2.8% to $1,438 in the third quarter of 2001 from $1,399 in the same period in 2000. This increase was due to a change in sales mix in the third quarter of 2001 resulting from lower sales of aluminum grade silicon. Overall, the Company is experiencing continued weakness in the secondary aluminum market and a continued influx of imported silicon, a condition which began in early 2000 and continues today. Average production cost per metric ton increased to $1,301 in the third quarter of 2001 compared to $1,270 in the same period in 2000.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased $30.0 million to $31.0 million in the third quarter of 2001 from $1.0 million in the same period in 2000. The increase was primarily the result of a goodwill impairment write-off of $30.1 million taken in the third quarter of 2001. For more information on this write-off, see Note 2 to the Condensed Financial Statements.

OPERATING LOSS

As a result of the above factors, the loss from operations increased $62.2 million to a loss from operations of $62.9 million in the third quarter of 2001 as compared to a loss from operations of $0.6 million in the same period of 2000. At the same time, the operating margin decreased to (585.2%) from (5.0%) for the same period in the prior year.

INTEREST EXPENSE

Interest expense was materially unchanged for the three months ended September 30, 2001 when compared to the same period in 2000.

OTHER INCOME - NET

Other income - net decreased $0.1 million, or 52.7%, to $0.1 million in the third quarter of 2001 from $0.2 million in the same period in 2000. The decrease in other income was primarily due to lower interest income earned on short term investments because of reduced levels of cash available for investment and reduced "Mercedes" benefits realized by the Company in the third quarter of 2001. The Mercedes benefits recorded as Other Income stem from payroll withholding for Alabama income tax that is retained by the Company pursuant to an Alabama state law. The on-going strike by the United Steel Workers Union has significantly reduced the wages paid to eligible employees and, as a result, the amount of withholding for Alabama income tax.

INCOME TAX BENEFIT

The income tax benefit increased $6.8 million to $7.5 million in the third quarter of 2001 as compared to $0.7 million in the same period of 2000. The increase was primarily due to a larger taxable loss in the third quarter of 2001, as compared to the same period in 2000.

NET LOSS

As a result of the above factors, the net loss for the three months ended September 30, 2001 was $57.3 million compared to a net loss of $1.8 million for the same period in 2000, an increase of $55.5 million.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES

Net sales increased by $1.0 million in the nine months ended September 30, 2001, or 2.5%, to $38.3 million from $37.3 million for the same period in 2000. This increase was due principally to increased sales volume in the first quarter of 2001. The impact of this volume increase on net sales was partially offset by a reduction in average selling prices for all grades of silicon metal and a change in sales mix resulting in a larger percentage of sales of the Company's lower priced products. Production of silicon metal in the first nine months of 2001 was 23,401 metric tons, compared with 28,998 metric tons produced in the first nine months of 2000, a decrease of 19.3%. The lower production tonnage resulted from the shutdown of one of the Company's furnaces for most of the first quarter of 2001 and the shutdown of a furnace in late June of 2001 for normal maintenance which continued through the third quarter. During the first quarter 2001 shutdown, the Company completed extensive maintenance on two of its three submerged-arc electric furnaces. Maintenance on the third furnace was completed during the shutdown which began in June, but the furnace remains shutdown due to unfavorable market conditions.

GROSS PROFIT

Gross profit decreased by $33.6 million to a gross loss of ($30.3) million in the first nine months of 2001 as compared to $3.3 million in the same period in 2000. The gross profit margin decreased to (79.0%) in the first nine months of 2001 from 8.9% in the same period in 2000. These decreases were principally due to the asset impairment charge taken in the third quarter of 2001. The above-mentioned sales price and sales mix issues also adversely impacted gross profit.

Average selling price per metric ton decreased to $1,380 in the first nine months of 2001 from $1,417 in the same period in 2000 due to continued weakness in the secondary aluminum market and a continued influx of imported silicon, a condition which began in early 2000 and continues today. Average production cost per metric ton increased slightly to $1,191 in the first nine months of 2001 from $1,187 in the same period in 2000. This increase resulted primarily from reduced production volume in the period due to the extended shutdown of the Company's furnaces for maintenance. The reduced volumes provide fewer tons over which to spread fixed costs, causing cost per ton to rise. This increase was offset to a large extent by improved production efficiencies with an aggressive cost control program implemented by the Company in the third quarter of 2000. The cost control program remains in effect today.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased $29.9 million to $32.8 million in the first nine months of 2001 from $2.9 million in the same period in 2000. The increase was primarily the result of the goodwill impairment charge taken in the third quarter of 2001.

OPERATING (LOSS) INCOME

As a result of the above factors, the loss from operations increased $63.5 million to a loss from operations of $63.1 million in the first nine months of 2001 as compared to income from operations of $0.4 million in the same period of 2000, while the operating margin decreased to (164.7%) from 0.9% for the same period in the prior year.

INTEREST EXPENSE

Interest expense was materially unchanged for the nine months ended September 30, 2001 when compared to the same period in 2000.

OTHER INCOME - NET

Other income - net decreased $0.4 million, or 51.6%, to $0.3 million in the first nine months of 2001 from $0.7 million in the same period in 2000. The decrease in other income was primarily due to lower interest income earned on short term investments because of reduced levels of cash available for investment and reduced Mercedes benefits realized by the Company in the first nine months of 2001. The Mercedes benefits recorded as Other Income stem from payroll withholding for Alabama income tax that is retained by the Company pursuant to an Alabama state law. The on-going strike by the United Steel Workers Union has significantly reduced the wages paid to eligible employees and as a result, the amount of withholding for Alabama income tax.

INCOME TAX BENEFIT

The income tax benefit increased $7.2 million to $8.4 million in the first nine months of 2001 as compared to $1.2 million in the same period of 2000. The increase was due to a larger taxable loss in the first nine months of 2001, as compared to the same period in 2000.

NET LOSS

As a result of the above factors, the net loss for the nine months ended September 30, 2001 was $60.5 million compared to a net loss of $3.9 million for the same period in 2000, an increase of $56.6 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and available borrowings from lines of credit. The Company's principal uses of liquidity are to fund operations and to meet debt service requirements.

The Company is not currently able to meet debt service requirements and has not paid interest due on October 15, 2001 on its 9 5/8% Senior Notes due 2006 (the "Notes"). The Company expects that its existing cash balances are sufficient for its operating needs for the foreseable future. However, with its ability to borrow under its line of credit presently suspended, existing cash balances are insufficient to meet the Company's debt requirements without successful renegotiation with the holders of the Notes (See note 3 to the Condensed Financial Statements). As a result, the Company has engaged Jefferies and Company, Inc. as a financial advisor to facilitate discussions with the holders of the Notes. The outcome of these discussions cannot be predicted.

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

Cash and cash equivalents were $1.7 million and $1.0 million at September 30, 2001 and December 31, 2000, respectively. The increase in cash in the first nine months of 2001 is principally the result of a decrease in inventories offset by the Company's net loss.

Depreciation and amortization was materially unchanged in the first nine months of 2001 compared to the same period in 2000

In the first nine months of 2001, net cash provided by operating activities was $2.9 million compared to a use of cash of ($1.6) million in the first nine months of 2000. The increase in the first nine months of 2001 resulted primarily from a reduction in inventory, although this was partially offset by the Company's net loss, a reduction in accounts payable, an increase in other assets and an increase in accrued expenses and accounts receivable. In the first nine months of 2001 and 2000, net cash used in investing activities was $2.2 million and $2.3 million, respectively, reflecting capital spending during the corresponding periods of each year. In the first nine months of 2001, net cash provided by financing activities was $0.04 million, compared to $0.3 million net cash used in financing activities for the same period in 2000. The increase in cash provided by financing activities in the first nine months of 2001 is the direct result of reduced levels of Restricted Cash. Net cash used in financing activities in both periods was insignificant.

The Senior Notes

On March 31, 1998 (the "Acquisition Date"), SAC Acquisition Corp., a Georgia corporation ("SAC") and then wholly-owned subsidiary of SIMCALA Holdings, Inc., a Georgia corporation ("Holdings"), acquired all of the outstanding capital stock of the company (the "Acquisition") from its stockholders for a cash payment of approximately $65.3 million. The aggregate purchase price paid by SAC for the acquisition was financed in part with the net proceeds of a $75,000,000 offering (the "Offering") of the Notes. Immediately following the Acquisition, SAC merged with and into the Company, with the Company being the surviving corporation (the "Merger"). As a result of the Merger, the Company became the obligor of the Notes and a wholly-owned subsidiary of Holdings.

Ongoing interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $75.0 million borrowed under the Notes, the Company is required to make semiannual interest payments of approximately $3.6 million over the life of the Notes. As noted above, on October 15, 2001, the Company failed to pay to the Bank of New York, the trustee for the Notes (the "Trustee"), a semi-annual interest payment of approximately $3.6 million. The Company does not intend to make this interest payment. As a result, the failure to make a timely payment on October 15, 2001 will likely constitute an Event of Default under the terms of the indenture (the "Indenture") governing the Notes, once the 30 day grace period expires on November 14, 2001.

Credit Agreements

On March 31, 1998, in connection with the Acquisition, the Company entered into a Credit Agreement (the "Bank of America Credit Facility") with NationsBank, N.A. (now Bank of America). The Bank of America Credit Facility provided revolving borrowings and letters of credit in an aggregate principal amount of $15.0 million, and included certain covenants regarding the Company's financial performance. As a result of the excess supply of silicon metal in the domestic markets, the Company was unable to satisfy these financial covenants as of December 31, 2000. On or about January 12, 2001, Bank of America notified the Company that it would waive any default triggered by the Company's inability to satisfy the financial covenants contained in the Credit Facility as of December 31, 2000. In exchange for such waiver, Bank of America asked that Simcala agree to replace the Bank of America Credit Facility with a reimbursement agreement (the "Reimbursement Agreement") governing the letter of credit ("L/C") issued to support the Company's Industrial Revenue Bonds ("IRBs"). Subject to the condition that the L/C remain fully cash collateralized, Bank of America renewed the L/C for one year. Bank of America and the Company entered into the Reimbursement Agreement as of January 12, 2001. Under the Reimbursement Agreement, Simcala will not have access to the additional $8.9 million of credit previously available under the Bank of America Credit Facility.

Subsequent to the replacement of the Bank of America Credit Facility, the Company entered negotiations with CIT Business Credit ("CIT") for a new credit facility (the "CIT Credit Facility"). Negotiations and documentation of the CIT Credit Facility were completed and the new credit facility became fully available on June 29, 2001. The CIT Credit Facility, the initial term of which is two years, provides the Company with $10.0 million in available credit, $6.2 million of which is reserved to provide for the L/C issued by the Company. As part of the negotiations, Bank of America, CIT and the Company reached an agreement whereby the L/C currently issued by Bank of America will remain outstanding. In exchange for the continuation of the L/C, CIT has agreed to assume the credit risk of the L/C and to indemnify Bank of America from any risk therefrom. In exchange for this guarantee, the Company has agreed to post cash collateral for that portion of the $10.0 million credit facility that is reserved for the L/C and to pledge that cash collateral to CIT for as long as the L/C remains guaranteed by CIT. The remaining portion of the CIT Credit Facility which is supported by the Company's accounts receivable and inventories, has been suspended and no borrowings are available thereunder pending successful completion of the debt restructuring negotiations with the holders of the Notes (See note 3 to the Condensed Financial Statements). CIT has indicated to the Company that the CIT Credit Facility would be fully available in the event of a successful restructuring but there are no assurances that CIT will continue to make the line available to the Company.

The IRB Financing

In connection with the Company's IRB Financing, the Company has agreed to pay the principal of, premium, if any, and interest on, the IRBs, which mature on December 1, 2019. Interest on the IRBs, which is payable monthly, currently accrues at a rate which resets every seven days as determined by Merchant Capital, L.L.C., the remarketing agent for the IRB Financing. Merchant Capital evaluates certain factors, including, among others, market interest rates for comparable securities, other financial market rates and indices, general financial market conditions, the credit standing of the Company and the bank issuing the letter of credit, which provides credit support for the IRBs, and other relevant facts regarding the Facility. However, interest borne by the IRBs cannot exceed the lower of 15% per annum and the maximum rate per annum specified in any letter of credit which provides credit support for the IRBs. As of September 30, 2001, interest on the IRBs accrued at a rate equal to approximately 2.80% per annum.

Capital Resources

With respect to ongoing capital spending, the Company expects to spend approximately $2.5 million to $3.0 million annually to upgrade its furnaces and other production facilities. The Company's manufacturing facility presently contains three identical 20 megawatt submerged-arc electric furnaces with an annual capacity in excess of 36,000 metric tons of silicon metal and 16,000 metric ton of microsilica. As reported in the 10-K for the year ended December 31, 2000, the Company has recently decided not to pursue its plan to construct a fourth furnace, in light of declining market prices and improved production efficiencies.

Loan Covenants

The agreement governing the CIT Credit Facility and the Indenture, limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments, or to take advantage of business opportunities. The CIT credit facility contains covenants requiring the maintenance of a minimum "Interest Coverage Ratio," a maximum "Secured Obligations to earnings before interest, taxes, depreciation and amortization ("EBITDA") Ratio," and a cross-default provision over the life of the agreement.

    The "Interest Coverage Ratio" as of the last day of each fiscal quarter of the Company must be greater than or equal to:

         ---------------------------------------------------------------------------------------------
             Fiscal Year        March 31          June 30          September 30        December 31
         ---------------------------------------------------------------------------------------------
               2001                 Na              0.60                0.75               0.85
         ---------------------------------------------------------------------------------------------
               2002               0.85              0.85                0.85               0.85
         ---------------------------------------------------------------------------------------------
               2003               0.85              1.00                1.00               1.00
         ---------------------------------------------------------------------------------------------
            thereafter            1.00               na                  na                 na
         ---------------------------------------------------------------------------------------------

Interest Coverage Ratio is defined generally to mean the ratio of the Company's consolidated EBITDA to its consolidated interest expense for the twelve-month period ending on the last day of any fiscal quarter of the Company.

    The "Secured Obligations to EBITDA Ratio" as of the last day of each fiscal quarter of the Company must be less than or equal to:

         ---------------------------------------------------------------------------------------------
             Fiscal Year        March 31          June 30          September 30        December 31
         ---------------------------------------------------------------------------------------------
               2001                 Na              2.25                2.00               1.50
         ---------------------------------------------------------------------------------------------
               2002               1.50              1.50                1.50               1.50
         ---------------------------------------------------------------------------------------------
               2003               1.50              1.50                1.50               1.50
         ---------------------------------------------------------------------------------------------
            Thereafter            1.50               na                  na                 na
         ---------------------------------------------------------------------------------------------

Secured Obligations to EBITDA Ratio is defined generally to mean the ratio of the Company's secured indebtedness to its consolidated EBITDA for the twelve-month period ending on the last day of any fiscal quarter of the Company.

The cross-default clause provides that the occurrence of an event of default under credit agreements involving a certain amount of indebtedness, such as the Indenture and the IRBs, would also constitute an event of default under the CIT Credit Facility.

As of September 30, 2001, the Company was not in compliance with the Interest Coverage Ratio but was in compliance with the Secured Obligations to EBITDA Ratio. CIT has agreed to waive noncompliance with the Interest Coverage Ratio by amendment of the CIT Credit Facility as of November 13, 2001.

The covenants contained in the Indenture governing the Notes also impose restrictions on the operation of the Company's business. The Indenture contains a limitation on the ability of the Company and its subsidiaries to incur additional indebtedness. This limitation is tied, in part, to the Company's "Fixed Charge Coverage Ratio." For any period, the Fixed Charge Coverage Ratio generally consists of the ratio of (x) the Company's consolidated net income during such period (subject to certain adjustments), to (y) certain fixed charges (generally determined on a consolidated basis) during such period. The Indenture provides that the Company will not, and will not permit its subsidiaries to, incur "Indebtedness" or issue "Disqualified Stock," subject to the following exceptions. The Company may incur any amount of Indebtedness or issue any amount of Disqualified Stock if, during its most recently ended four fiscal quarters for which internal financial statements are available immediately prior to such incurrence or issuance, the Company's Fixed Charge Coverage Ratio would have been at least (A) 2.0 to 1 on or prior to April 15, 2000, and (B) 2.25 to 1 after April 15, 2000 (determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if the additional Indebtedness or Disqualified Stock had been incurred or issued, as the case may be, at the beginning of such four-quarter period). If the Company's Fixed Charge Coverage Ratio does not meet these levels (i.e., the ratio is less than 2.0 to 1 and 2.25 to 1 for the periods indicated, respectively), the Company and its subsidiaries may only incur certain types of indebtedness. As of September 30,

2001, the Fixed Charge Coverage Ratio for the most recently ended four fiscal quarter period was less than 2.25 to 1, on a pro forma basis.

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

The fair value of the Company's long-term debt and capital leases is affected by changes in interest rates. The carrying value of the Company's long-term debt and capital leases was established on March 31, 1998. The Company determines market value using a tiered approach based on quoted market prices. The following presents the sensitivity of the fair value of the Company's long-term debt and capital leases to a hypothetical 10% decrease in interest rates as of September 30, 2001 and December 31, 2000.

                                                             Carrying               Fair             Hypothetical
                                                               Value              Value (a)         Fair Value (b)
September 30, 2001
------------------
Long-term debt and capital leases,
  including current portion                                 $81,009,572          $23,009,572          $24,899,572
                                                            ===========          ===========          ===========

December 31, 2000
-----------------
Long-term debt and capital leases,
  including, current portion                                $81,020,068          $34,345,068          $37,492,290
                                                            ===========          ===========          ===========

(a)      Based on estimated market prices for these or similar items.
(b)      Calculated based on the change in discounted cash flow.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

On March 31, 1998 SAC Acquisition Corp., a Georgia corporation ("SAC") and then wholly-owned subsidiary of SIMCALA Holdings, Inc., a Georgia corporation ("Holdings"), acquired all of the outstanding capital stock of the company (the "Acquisition") from its stockholders for a cash payment of approximately $65.3 million. The aggregate purchase price paid by SAC for the Acquisition was financed in party with the net proceeds of a $75,000,000 offering (the "Offering") of the Company's 9 5/8% Senior Notes due 2006 (the "Notes"). Immediately following the Acquisition, SAC merged with and into the Company, with the Company being the surviving corporation (the "Merger"). As a result of the Merger, the Company became the obligor of the Notes and a wholly-owned subsidiary of Holdings.

With respect to the $75.0 million borrowed under the Notes, the Company is required to make semiannual interest payments of approximately $3.6 million over the life of the Notes. On October 15, 2001, the Company failed to pay to the Bank of New York, the trustee for the Notes a semi-annual interest payment of approximately $3.6 million. The Company does not intend to make this interest payment. As a result, the failure to make a timely payment on October 15, 2001 will likely constitute an Event of Default under the terms of the indenture governing the Notes, once the 30 day grace period expires on November 14, 2001.

The Company has engaged Jefferies and Company, Inc. as a financial advisor to facilitate discussions with the holders of the Notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable

ITEM 5.  OTHER INFORMATION.

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits Required by Item 601 of Regulation S-K.

           EXHIBIT NUMBER          DESCRIPTION
           --------------          -----------
           10.1                    Financing Agreement dated June 15, 2001 by and between The
                                   CIT Group/Business Credit, Inc. and Simcala, Inc.

           10.2                    Letter Agreement dated September 11, 2001 by and between
                                   Jefferies & Company, Inc. and Simcala, Inc.

         (b)      Reports on Form 8-K

                  On November 9, 2001, the Company filed a Current Report on Form 8-K, in which it reported certain events regarding interest payments due under its 9 5/8 Senior Notes due 2006 and certain negotiations with the holders of the Senior Notes regarding debt restructuring.

                                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SIMCALA, Inc.


Date:  November 14, 2001       /s/ R. Myles Cowan
                               --------------------------------------------
                                    R. Myles Cowan
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)